Form 10-Q
period 1996-06-30
GA FINANCIAL INC
filed 1996-08-14
CIK 1005313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                         Commission File Number 1-14154
                                                  -----


                              GA FINANCIAL, INC.
                              ------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                             25-1780835
- - --------                                                             ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


4750 CLAIRTON BOULEVARD, PITTSBURGH, PENNSYLVANIA                   15236
- - ---------------------------------------------------                 -----
(Address of principal executive offices)                         (Zip Code)

                                 (412)882-8580
                                 -------------
              (Registrant's telephone number, including area code)

                                Not Applicable
                                --------------
   (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              Yes  X         No
                                                           ----          ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,900,000 shares of common stock, par value $.01 per share, were outstanding as of July 30, 1996.

                               GA FINANCIAL, INC.

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1996


                                     INDEX



PART I.  FINANCIAL INFORMATION                                         Page
                                                                      -----
Item 1.  Financial Statements

             Consolidated Statements of Financial Condition -
             June 30, 1996 and December 31, 1995....................       3

             Consolidated Statements of Income - For the Three
             and Six Months Ended June 30, 1996 and 1995............       4

             Consolidated Statements of Cash Flows - For the Three
             and Six Months Ended June 30, 1996 and 1995............       5

             Notes to Consolidated Financial Statements.............    6- 9

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    10-20

PART II:  OTHER INFORMATION.........................................      21

SIGNATURES..........................................................      22

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
- - ------- --------------------

GA Financial, Inc.
Consolidated Statements of Financial Condition
June 30, 1996 and December 31, 1995


                                          June 30,1996   Dec. 31, 1995
                                          (Unaudited)
- - ----------------------------------------------------------------------
ASSETS                                           (In thousands)

Cash (including interest-bearing demand
 deposits of $4,103
    in 1996 and $9,215 in 1995)               $ 10,665        $ 16,870
Federal funds sold                                 500             300
Available for sale securities, at fair
 value:
    Investment securities                      117,279          71,060
    Mortgage-related securities                201,562         168,779
Loans receivable, net                          219,817         180,275
Accrued interest receivable                      3,644           2,214
Foreclosed assets                                   18               -
Federal Home Loan Bank stock                     2,306           1,882
Office, property and equipment                   5,352           5,683
Securities sold, not settled                         -          73,062
Prepaid expenses and other assets                1,208           1,273
- - ----------------------------------------------------------------------

TOTAL ASSETS                                  $562,351        $521,398
======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing demand deposits           $ 19,599        $ 17,464
Savings accounts                               406,231         407,406
Advances from borrowers for taxes and
 insurance                                       2,587           1,920
Accrued interest payable                         2,521             521
Securities purchased, not settled                    -          41,953
Other liabilities                                2,993           3,904
- - ----------------------------------------------------------------------
TOTAL LIABILITIES                              433,931         473,168

Shareholder's Equity:
Common stock, (.01 par value);
 23,000,000 shares authorized;
    8,900,000 shares outstanding                    89               -
Preferred stock, (.01 par value);
 1,000,000 shares authorized; 0 shares
 outstanding                                         -               -
Additional paid in capital                      86,288               -
Unearned ESOP shares                            (7,120)              -
Net unrealized holding gains on
 securities                                        783           2,954
Retained earnings                               48,380          45,276
- - ----------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                     128,420          48,230

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $562,351        $521,398

======================================================================

The accompanying notes are an integral part of the consolidated financial statements.

GA Financial, Inc.
Consolidated Statements of Income
For the Quarters Ended June 30, 1996 and 1995

                                            For the Three Months              For the Six Months
                                                Ended June 30,                   Ended June 30,
                                              1996       1995               1996                  1995
                                                 (Unaudited)                        (Unaudited)
- - -------------------------------------------------------------------------------------------------------------
                                                (In thousands)                     (In thousands)
Interest income:
  Loans, including fees                        $ 4,658     $3,341               $ 8,673              $ 6,551
  Mortgage-related securities                    3,511      3,025                 6,691                6,214
  Investment securities                          1,822      1,596                 2,955                3,081
  Interest on bank deposits                        225        161                   628                  259
- - ---------------------------------------------------------------------------------------------------------------
  Total interest income                         10,216      8,123                18,947               16,105
- - ---------------------------------------------------------------------------------------------------------------
Interest expense:
  Savings accounts                               4,095      4,151                 8,300                8,017
  Other                                             18         15                    31                   33
- - ---------------------------------------------------------------------------------------------------------------
  Total interest expense                         4,113      4,166                 8,331                8,050
- - ---------------------------------------------------------------------------------------------------------------
  Net interest income before provision
  for losses on loans                            6,103      3,957                10,616                8,055
Provision for losses on loans                       30          -                    60                    -
- - ---------------------------------------------------------------------------------------------------------------
  Net interest income after provision for
  losses on loans                                6,073      3,957                10,556                8,055
- - ---------------------------------------------------------------------------------------------------------------
Other income:
  Service fees                                     189        173                   371                  330
  Net gain on sales of securities                   35        143                    45                  189
  Gain on sale of student loans                    149          -                   149                    -
  Data processing service fees                     198        192                   402                  384
  Other                                              5         12                    16                   73
- - ---------------------------------------------------------------------------------------------------------------
  Total other income                               576        520                   983                  976
- - ---------------------------------------------------------------------------------------------------------------
Non-interest expense:
  Compensation and employee benefits             1,487      1,346                 3,109                2,895
  Occupancy and equipment                          373        380                   763                  803
  Deposit insurance premiums                       242        242                   483                  485
  Data processing service expenses                 341        348                   745                  749
  Marketing and advertising                        108         63                   210                  162
  Other                                            846        388                 1,354                  824
- - ---------------------------------------------------------------------------------------------------------------
  Total non-interest expense                     3,397      2,767                 6,664                5,918
- - ---------------------------------------------------------------------------------------------------------------
Income before provision for income taxes         3,252      1,710                 4,875                3,113
Provision for income taxes                       1,159        618                 1,771                1,144
- - ---------------------------------------------------------------------------------------------------------------
Net income                                     $ 2,093     $1,092               $ 3,104              $ 1,969
===============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Earnings per share (1)                          $.26          -                $.38  (2)                 -
                                               =====       ====                ========               =====



(1)Per share information for the prior periods is not comparable as GA Financial, Inc. did not complete its stock offering until March 25, 1996.
(2)Assumes the stock conversion was completed on January 1, 1996.

GA Financial, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1996 and 1995

                                           For the Six Months
                                             Ended June 30,
- - ----------------------------------------------------------------
                                             1996       1995
                                              (Unaudited)
- - ----------------------------------------------------------------
Cash flows from operating activities:        (In thousands)

Net income                                 $   3,104   $  1,969
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
 Provision for losses on loans and real
 estate owned                                     60          -
 Provision for writedown of securities           100          -
 Depreciation and amortization on
 office, property and equipment                  422        429
 Net (discount accretion) premium
 amortization on securities                       (3)       454
 Amortization of net deferred loan fees         (125)       (77)
 Net realized gain on sales of securities       (145)      (189)
 Net realized gain on sale of loans             (149)         -
 (Increase) decrease in accrued interest
 receivable                                   (1,430)        12
 Decrease (increase) in prepaid expenses
 and other assets                                 65        399
 Increase in accrued interest payable          2,000      1,954
- - ----------------------------------------------------------------
 Net cash provided by operating
 activities                                   3,899      4,951
- - ----------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of available for
 sale securities                             109,085     30,105
 Proceeds from sale of loans                   7,539          -
 Repayments and maturities of available
 for sale securities                          25,218      1,041
 Repayments, calls and maturities of
 held to maturity securities                       -     23,617
 Purchases of available for sale
 securities                                 (185,594)      (643)
 Purchases of held to maturity securities          -    (30,329)
 Net increase in loans                       (46,885)   (10,687)
 Purchases of office, property and
 equipment, net                                  (91)      (368)
 Purchase of Federal Home Loan Bank stock       (424)      (259)
- - ----------------------------------------------------------------
 Net cash (used in) provided by
 investing activities                        (91,152)    12,477
- - ----------------------------------------------------------------
Cash flows from financing activities:
 Net increase (decrease) in demand and
 savings deposits                              4,303    (13,912)
 Net (decrease) increase in certificates
 of deposit                                   (3,343)    15,102
 Net increase in advances from borrowers
 for taxes and insurance
 and other liabilities                         1,124        942
 Proceeds from sale of common stock, net      79,257          -
 Payments made under capital lease
 obligations                                     (93)       (94)
- - ----------------------------------------------------------------
 Net cash provided by financing
 activities                                   81,248      2,038
- - ----------------------------------------------------------------
 Net increase in cash and cash
 equivalents                                 (6,005)    19,466
Cash and cash equivalents at beginning
of period                                    17,170      5,429
- - ----------------------------------------------------------------
Cash and cash equivalents at end of
period                                    $  11,165   $ 24,895
================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of GA Financial, Inc. (the "Company") and its subsidiary, Great American Federal Savings and Loan Association (the "Association"), and the Association's wholly owned subsidiary, Great American Financial Services, Inc. at June 30, 1996 and for the three and six months then ended. The consolidated financial statements at December 31, 1995 and for the three and six months ended June 30, 1995, include only the accounts of the Company and the Association.
The Association's wholly-owned subsidiary's operations were suspended since
1988.

In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Association's 1995 Annual Report on Form 10-K.

2.  Conversion to Capital Stock Form of Ownership

On March 22, 1996, the members of the Association approved a Plan of Conversion to convert the Association from a federally chartered mutual savings and loan association to a federally chartered capital stock savings bank, with the concurrent sale of all of the newly-converted Association's outstanding capital stock to the Company, and the sale of the Company's common stock to the public. The Company, on March 25, 1996, sold 8,900,000 shares of common stock at $10.00 per share to depositors, directors, officers and certain employees of the Association and to certain other eligible subscribers. The net proceeds from the sale of the common stock, after conversion expenses of $2,462,000 were $86,538,000. The Company purchased all of the capital stock of the Association in exchange for 50% of the net proceeds, or $43,269,000 and utilized $7,120,000 to fund the Employee Stock Ownership Plans' (the "ESOP") purchase of conversion stock.

Funds retained by the Company in excess of the ESOP loan have been initially invested in Treasury securities and other short term investments. The Company and the Association may also use such funds to expand operations through the acquisition or establishment of branch offices and the acquisition of smaller financial institutions or assets of other financial institutions. In addition, funds may be used for general business purposes.

At the time of Conversion, the Association established a liquidation account in an amount equal to its capital as of December 31, 1995. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Association after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. Dividends cannot be paid from retained earnings allocated to the liquidation account.

The Office of Thrift Supervision ("OTS") imposes limitations upon all capital distributions by savings institutions, including cash dividends. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution and has not been notified by the OTS that it is in need of more than normal supervision could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval. As of June 30, 1996, the Bank exceeded all fully phased-in capital requirements and had not been notified by the OTS that it is in need of more than normal supervision.

The Association has established for full-time employees who have attained the age of 21 a separate Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed an aggregate of $7,120,000 from the Company and purchased 712,000 common shares issued in the conversion. The Association intends to make scheduled discretionary cash contributions to the ESOP sufficient to service and repay the amounts borrowed over a period of up to 14 years. As shares in the ESOP are earned and committed to be released, compensation expense will be recorded based on their average fair value during each reporting period. The difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP will be charged or credited to additional paid-in capital. The balance of unearned shares held by the ESOP is shown as a reduction of stockholders' equity. Only those shares in the ESOP which have been earned and are committed to be released will be included in the computation of earnings per share. At June 30, 1996, none of the shares in the ESOP were earned and committed to be released. The fair value at June 30, 1996 of the unearned shares in the ESOP was $7,832,000 based on the last sales price of the company's common stock of approximately $11.00 on that date.

3.  Regulatory Capital Requirements

The following is a reconciliation of the Company's stockholders' equity to its regulatory capital at June 30, 1996.


                                          Tangible     Core     Risk-based
                                           Capital    Capital     Capital
                                        ----------------------------------
                                               (Dollars in thousands)

Stockholder's equity                      $128,420   $128,420     $128,420
General valuation                                -          -          871
Unrealized gains on certain available-
for-sale securities                           (970)      (970)        (970)
                                        ----------------------------------
Regulatory capital computed                127,450    127,450      128,321
Minimum capital requirement                  8,412     16,824       16,035
                                        ----------------------------------
Regulatory capital excess                 $119,038   $110,626     $112,286
                                        ==================================


Computed capital ratio                       22.73%     22.73%       64.02%
Minimum capital ratio                         1.50%      3.00%        8.00%
                                        ----------------------------------
Excess capital ratio                         21.23%     19.73%       56.02%
                                        ==================================

4.  Earnings Per Share

The average number of shares outstanding for the three months ended June 30, 1996 is 8,188,000. There are no common stock equivalents outstanding as of June 30, 1996. Shares outstanding for 1996 do not include ESOP shares that were purchased and unallocated during 1996 in accordance with SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans". Earnings per share information is not comparable for prior periods as the Company did not complete its stock offering until March 25, 1996.

5.  GA Financial, Inc. (Parent Company)

The following are the parent company's condensed financial statements (in thousands):



Statement of Financial Condition                        June 30,1996
                                                         (Unaudited)
- - --------------------------------------------------------------------
ASSETS

Cash                                                      $     45
Investment securities                                       35,854
Investment in the Association                               92,316
Accrued interest receivable                                    192
Prepaid expenses and other assets                               55
- - ------------------------------------------------------------------
TOTAL ASSETS                                              $128,462
==================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Other                                                     $     42

Shareholder's Equity:

TOTAL SHAREHOLDERS' EQUITY                                 128,420
- - ------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $128,462
==================================================================




Statement of Income                            For the Six Months Ended
                                                      Months Ended
                                                      June 30,1996
                                                       (Unaudited)
- - ------------------------------------------------------------------------
Investment securities interest income                     $    535
- - ------------------------------------------------------------------------

General and administrative expenses                           (154)
State franchise taxes                                         (265)
- - ------------------------------------------------------------------------
Income before equity in undistributed                          116
 earnings of subsidiary
Equity in undistributed earnings of                          2,988
 Association
- - ------------------------------------------------------------------------
    Net income                                            $  3,104
========================================================================


5.  GA Financial, Inc. (Parent Company, continued)


Statement of Cash Flows                       For the Six Months Ended
                                                     Months Ended
                                                     June 30,1996
                                                      (Unaudited)
- - -----------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                $  3,104
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Equity in undistributed earnings of Association            (2,988)
 Net discount accretion on investment securities               (10)
 Increase in accrued interest receivable                      (192)
 Increase in prepaid expenses and other assets                 (55)
- - -----------------------------------------------------------------------
 Net cash used in operating activities                        (141)
- - -----------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of Association capital stock                     (43,270)
 Available for sale securities purchased                   (35,843)
- - -----------------------------------------------------------------------
 Net cash used in investing activities                     (79,113)
- - -----------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from sale of common stock, net                    79,257
 Net increase in other liabilities                              42
- - -----------------------------------------------------------------------
 Net cash provided by financing activities                  79,299
- - -----------------------------------------------------------------------
Cash and cash equivalents at beginning of period
Cash and cash equivalents at end of  period               $     45
=======================================================================

The parent company was formed on March 25, 1996.

7.  New Accounting Pronouncements

In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The adoption of this standard in 1996 did not have an effect on the Company's results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- - -------  -----------------------------------------------------------------------
        of Operations
        -------------

General
- - -------

The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income such as service fees and also generates data-processing fees from its data-processing division. The Company's operating expense consists primarily of employee compensation, occupancy expenses, federal deposit insurance premiums, data processing expenses, and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Comparison of Financial Condition at June 30, 1996 and December 31, 1995
- - ------------------------------------------------------------------------

The Company's total assets of $562.4 million at June 30, 1996 are reflective of an increase of $41.0 million or 8% to total assets at December 31, 1995.

Cash and cash equivalents decreased $6.0 million or -35% to $11.2 million at June 30, 1996 due to investment purchases.

Investment securities increased $46.2 million or 65% to $117.3 million at June 30, 1996 due to purchases of investments. Portions of the stock proceeds and investment portfolio restructuring influenced these purchases.

Mortgage-related securities increased $32.8 million or 19% to $201.6 million at June 30, 1996 due to increased purchases of these types of securities. Portions of the proceeds from the recent stock offering were used in these purchases.

The following table presents details of the Company's investment securities and mortgage-backed securities as of June 30, 1996:

                                                                Gross             Gross
                                             Amortized        Unrealized        Unrealized
Available for sale securities:                 Cost             Gains             Losses              Fair Value
- - ----------------------------------------------------------------------------------------------------------------

U.S. Treasury                                    $ 14,890            $    4        ($       8)          $ 14,886
Mortgage-backed certificates                      148,814             2,969              (775)           151,008
Marketable equity securities                       43,313               896              (296)            43,913
US government agency debt                          39,147                 1              (787)            38,361
Corporate obligations                              20,070                84               (35)            20,119
Collateralized mortgage obligations                51,363               167              (976)            50,554
- - ----------------------------------------------------------------------------------------------------------------
    Total                                        $317,597            $4,121           ($2,877)          $318,841
================================================================================================================

Net loans receivable increased $39.5 million or 22% to $219.8 million at June 30, 1996 as more mortgage loans were originated and purchased. Residential mortgage loan purchases of $54.9 million during the first six months of the year were made to offset low loan demand in the Company's primary market area.

The following table presents details of the Company's loan portfolio:

                                         June 30, 1996  December 31, 1995
                                       ----------------------------------

Mortgages:
   Residential and multi-family               $175,535           $129,717
   Commercial                                    4,898              3,290
   Construction and development                  3,256              5,891
Consumer loans:
   Home equity                                  20,946             20,151
   Educational loans                            14,604             20,766
Other:
   Loans on savings accounts                     2,054              2,159
   Unsecured personal loans and other            1,531              1,449
- - -------------------------------------------------------------------------
      Total                                    222,824            183,423

Less:
   Undisbursed mortgage loans                      911              1,363
   Deferred loan fees                            1,225                963
   Allowance for losses                            871                822
- - -------------------------------------------------------------------------
      Net loans                               $219,817           $180,275
=========================================================================


At December 31, 1995 the Company recorded a $73.1 million receivable for securities sold but not yet settled. All of those transactions were settled in January 1996.

Due to the increase in the Company's size from December 31, 1995 to June 30, 1996 the Company was eligible to own more Federal Home Loan Bank stock. Investments in this stock rose to $2.3 million at June 30, 1996, an increase of $424,000 or 22.5%.

The net change in all other assets (net property and equipment, interest receivable, and prepaid expenses) was an increase of $1.0 million or 11% to $10.2 million at June 30, 1996. The primary cause of this increase was an increase in interest receivable of $1.4 million or 65% to $3.6 million at June 30, 1996. This increase in receivable is due to the increase in investments and loans.

On December 31, 1995 the Company had no real estate owned. During the period of six months ended June 30, 1996 the Company was forced to foreclose on one property valued at $18,000. This property was under a sales agreement at June 30, 1996.

Interest bearing deposits decreased $1.2 million or -.2% to $406.2 million at June 30,1 996. Approximately $12 million in deposits were received or designated as payment for shares subscribed to in the public offering. These accounts were charged in March 1996 for these payments. Non-interest bearing deposits increased $2.1 million or 12% to $19.6 million at June 30,1 996. The Company has been aggressively pursuing checking accounts.

At December 31, 1995 the Company recorded liabilities of $42.0 million for securities purchased but not settled as of December 31, 1995. All of these transactions were settled during January 1996. At June 30, 1996 there were no purchased but not settled securities transactions.

Advances by borrowers for taxes increased $667,000 or 35% to $2.6 million at June 30, 1996. This is a result of the normal changes in escrow accounts as funds are collected and disbursed for insurance and taxes throughout the year.

Accrued interest payable increased $2 million or 384% to $2.5 million at June 30, 1996. This is a normal occurrence in that certificates of deposits, on which the customer has elected the interest accrual option, will accrue interest throughout the year but will be credited to the account at year end.

Other liabilities decreased $911,000 or -23% to $3.0 million at June 30, 1996. This reduction was due primarily to decreases in deferred income taxes for available for sale securities.

Total stockholder equity increased $80.2 million or 166% to $128.4 million at June 30, 1996. Retained earnings increased $3.1 million or 6.9% which was net income for the six month period ended June 30, 1996. Net unrealized holding gains on securities held for sale was $783,000 at June 30, 1996, a decrease of $2.2 million or 74%, compared to $3.0 million at December 31, 1995 due to the decline in market value of available for sale securities. The other addition to stockholders equity of $79.3 million was the net proceeds from the sale of the Company's common stock during the recent conversion.

Comparison of the Consolidated Results of Operation for the Period of Three
- - ---------------------------------------------------------------------------
Months ended June 30, 1996 and 1995.
- - ------------------------------------

Net Income. Net income was $2.1 million for the period of three months ended June 30, 1996, an increase of $1.0 million or 92% for the same period in 1995.

Interest Income. Interest income totaled $10.2 million for the period of three months ended June 30, 1996, an increase of $2.1 million or 26% compared to the $8.1 million recorded for the period of three months ended June 30, 1995. The average balances of interest-earning assets for the period of three months ended June 30, 1996 increased to $544.8 million, an increase of $84.8 million or 18%, compared to the average balance of interest-earning assets of $460.0 million for the same period in 1995. Total weighted average yield on interest-earning assets for the three month period ended June 30, 1996 was 7.42% compared to 6.99% for the comparable period in 1995. Interest on loans for the three month period ended June 30, 1996 was $4.7 million at a weighted average yield of 8.52%, an increase of $1.3 million or 39%, compared to interest income on loans of $3.3 million at a yield of 8.16% for the three month period ended June 30, 1995. This increase was due to an increase in the weighted average balance of loans and the increase in the weighted average yield. The Company purchased $28 million of residential mortgage loans during the second quarter of 1996. For the three month period ended June 30, 1996 interest income on mortgage-backed securities was $3.5 million at a weighted average yield of 6.96%, an increase of $486,000 or 16%, compared to interest income of $3.0 million at a weighted average yield of 7.29% for the same period in 1995. Although average balances in mortgage-backed securities increased between the two periods, securities with shorter average lives and accelerated payment functions were added to the portfolio. These securities tend to have lower yields than standard thirty-year fixed rate securities. For the three month period ended June 30, 1996 interest income on investment securities was $1.8 million at a weighted average yield of 6.23%, an increase of $221,000 or 14%, compared to income of $1.6 million at a weighted average yield of 5.10% for the same period in 1995. Interest income on interest-earning deposits and short-term investments was $225,000 at a yield of 6.61% for the period of three months ended June 30, 1996, an increase of $64,000 or 40%, compared to income of $161,000 at a yield of 6.05% for the comparable period in 1995. The increases in all types of interest income was due to the influx of cash from the stock conversion and an increase in yields on interest earning assets.

Interest Expense. Interest expense for the three month period ended June 30, 1996 was $4.1 million, a decrease of $53,000 or -1.2%, compared to $4.2 million for the same period in 1995. Average balances of interest-bearing liabilities was $406.1 million for the period of three months ended June 30, 1996 at a weighted average cost of 4.01% compared to average balances of $409.3 million at a weighted average cost of 4.03% for the period of three months ended June 30, 1995. Interest expense on money-market savings accounts was $102,000 at a weighted average cost of 2.46% for the period of three months ended June 30, 1996, a decrease of $15,000 or -12.8%, compared to $117,000 at a weighted average cost of 2.47% recorded for the same period in 1995. The weighted average cost of these accounts has not changed materially, but balances in this account have been declining at a steady rate for the past several years. Interest expense on passbook accounts was $1.2 million at a weighted average cost of 2.95% for the period of three months ended June 30, 1996, a decrease of $54,000 or 4.2%, compared to $1.3 million at a weighted average cost of 2.96% for the comparable period in 1995. Interest rates on these accounts have remained steady but average balances in these accounts have declined slightly as some accounts were used to pay for stock sold in the recent offering and other balances have shifted to higher paying certificate accounts. Interest expense on certificate accounts for the period of three months ended June 30, 1996 was $2.6 million at a rate of 5.27%, an increase of $6,000 or .2%, compared to $2.6 million at a rate of 5.4% recorded for the same period in 1995. The increase is due to increases in account balances. Interest expense on checking accounts was $123,000 at a rate of 2.00% for the three month period ended June 30, 1996, an increase of $7,000 or 6%, compared to $116,000 at a rate of 1.96% paid for the three month period ended June 30, 1995. This increase was due to the steady increase in the balances in these accounts. There was no significant change in interest expense paid on escrow accounts for the two periods.

Net Interest Income: Net interest income for the period of three months ended June 30, 1996 was $6.1 million, an increase of $2.1 million or 54%, compared to $4.0 million recorded for the same period in 1995.

Provision for Loan Losses: The Company made no provision for loan losses during the period of three months ended June 30, 1995. Loan loss reserves were deemed adequate during that period. Beginning in January 1996 the Company began purchasing residential mortgage loans originated in areas outside the local lending area of the Company. Although the Company performs the same underwriting criteria for purchased loans as it does for originated loans, the Company has no experience concerning repayments on these loans. Consequently, the Company added $10,000 per month to the loan loss reserve for the first six months of 1996 and intends to add $25,000 per month for the remaining six months of 1996.

Non-interest Income: Non-interest income consists of service fees, gains (losses) on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the period of three months ended June 30, 1996 non-interest income was $576,000, an increase of $56,000 or 10.7%, compared to $520,000 recorded for the same period in 1995. Service fees totaled $189,000 for the period of three months ended June 30, 1996, an increase of $16,000 or 9%, compared to $173,000 recorded for the same period in 1995. This increase resulted from the Company increasing service fees, particularly on checking accounts. Gains on the sale of securities fell to $35,000, a decrease of $108,000 or -76%, compared to the $143,000 recorded for the comparable period in 1995. The Company invests in mutual funds which in turn invest in government securities and adjustable rate mortgage loans. Generally accepted accounting principles require that when a reduction in value in an equity type investment is determined to be other than temporary that reduction in value be recorded and reflected in the current period's results of operations. During the second quarter ended June 30, 1996 one mutual fund investment was determined to have a reduction in value that was other than temporary. Accordingly, this investment was reduced $100,000 and that loss was reflected in operating results for that period. Fees from the sale of data processing services were $198,000, an increase of $6,000 or 6.3%, compared to $192,000 recorded for the same period in 1995. This is the result of normal fee increases. During the quarter ended June 30, 1996 the Company sold $7.4 million of student loans for a gain of $149,000. The sale was necessary because the Company was beginning to reach statutory limits on holdings of this type of investment. Other non-interest income for the period of three months ended June 30, 1996 was $5,000, a decrease of $7,000 or -58%, compared to the $12,000 recorded for the comparable period in 1995.

Non-interest Expense. Total non-interest expense was $3.4 million for the three month period ended June 30, 1996, an increase of $630,000 or 23%, compared to $2.8 million for the same period in 1995. Salaries and employee benefits were $1.5 million for the three month period ended June 30, 1996, an increase of $141,000 or 10%, compared to the $1.3 million recorded for the same three month period in 1995. The company increased salaries approximately 3% for 1996 and incurred increases in benefit costs. Until the Company's defined benefit retirement program was restructured effective June 30, 1996, the Company was incurring expenses for this plan as well as for the newly instituted ESOP plan and 401K plan. Occupancy costs decreased $7,000 or -2% to $373,000 for the period of three months ended June 30, 1996 compared to $380,000 recorded for the same period in 1995. The Company had no significant additions to plant and equipment for the period being compared. Deposit insurance premiums were $242,000 for each three month period ended June 30, 1996 and 1995 respectively. There was no significant change in insured deposits or insurance rates for the two periods being compared. Data processing costs decreased slightly, $7,000 or
- - -2%, from $348,000 for the three month period ended June 30, 1995 to $241,000 for the same period in 1996. Marketing costs increased $45,000 or 71% to $108,000 for the three month period ended June 30, 1996 compared to $63,000 incurred for the same period in 1995. Marketing efforts to acquire checking accounts and consumer loans were increased. Other non-interest expenses for the period of six months ended June 30, 1996 were $1.3 million, an increase of $504,000 or 64%, compared to $824,000 recorded for the same period in 1995.
Other non-interest expenses for the period of three months ended June 30, 1996 were $846,000, an increase of $458,000 or 118%, compared to $388,000 recorded for the same period in 1995. This increase was due to the Company now operating as a publicly held company. Corporate franchise taxes of $265,000 to the states of Delaware and Pennsylvania were incurred for the second quarter of 1996. Additionally, legal, accounting and other professional fees are now higher due to operation as a public company.

Income Tax Expense. Income tax expense of $1.2 million for the three months ended June 30, 1996 resulted in an effective tax rate of 36%. The income tax expense recorded for the period of three months ended June 30, 1995 of $618,000 is also an effective tax rate of 36%.

Average Balance Sheets and Analysis of Net Interest Income
- - ----------------------------------------------------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following table presents certain information relating to the Company's average consolidated statements of financial condition and consolidated statements of income for the period of three months ended June 30, 1996 and 1995. The yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from daily average balances. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yield.

The following table presents average balances and yields on interest-earning assets and average balances and costs of interest-bearing liabilities at June 30, 1996 and June 30, 1995.


                                          Three months ended June 30, 1996   Three months ended June 30, 1995

                                           Average                            Average
                                           Balance   Interest   Yield/Cost    Balance   Interest   Yield/Cost
                                        ---------------------------------------------------------------------
Assets:
    Interest-earning assets:
      Interest-earning deposits
        short-term investments             $ 13,464    $   225        6.61%   $ 10,521     $  161        6.05%
      Investment securities, net (1)        113,352      1,785        6.23%    121,282      1,564        5.10%
      Loans receivable, net (1) (2)         216,228      4,658        8.52%    161,993      3,341        8.16%
      Mortgage-backed securities,
       net (1)                              199,466      3,511        6.96%    164,340      3,025        7.29%
      FHLB stock                              2,305         37        6.35%      1,882         32        6.73%
                                        ---------------------------------------------------------------------
Total interest-earning assets               544,815     10,216        7.42%    460,018      8,123        6.99%
      Non-interest earning assets            14,845                             14,415
                                        -----------                       ------------
Total assets                               $559,660                           $474,433
                                        ===========                       ============

Liabilities and equity:
    Interest-bearing liabilities:
      Money market savings accounts        $ 16,406    $   102        2.46%   $ 18,737     $  117        2.47%
      Passbook accounts                     163,781      1,224        2.95%    170,920      1,278        2.96%
      NOW accounts                           24,314        123        2.00%     23,415        116        1.96%
      Certificate accounts                  198,823      2,646        5.27%    193,415      2,640        5.40%
                                        ---------------------------------------------------------------------
Sub-total                                   403,324      4,095        4.02%    406,487      4,151        4.04%
      FHLB advances                             352          5        5.70%        193          3        6.14%
      Other                                   2,421         13        2.12%      2,625         12        1.80%
                                        ---------------------------------------------------------------------
Total interest-bearing liabilities          406,097      4,113        4.01%    409,305      4,166        4.03%
    Non-interest bearing liabilities         26,579                             20,957
    Equity                                  126,984                             44,171
                                        -----------                       ------------
Total liabilities and equity               $559,660                           $474,433
                                        ===========                       ============

Net interest rate spread (3)                           $ 6,103        3.41%                $3,957        2.96%
Net interest margin (4)                                               4.43%                              3.40%
Ratio of interest-earning assets to
    interest-bearing liabilities                                    134.16%                            112.39%


(1) Includes related assets available for sale and unamortized discounts and premiums.

(2) Amount is net of deferred loan fees, undisbursed loan funds, discounts and remiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.

(3) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by interest-earning assets.

Comparison of the Consolidated Results of Operation for the Period of Six Months
- - --------------------------------------------------------------------------------
ended June 30, 1996 and 1995.
- - -----------------------------

Net Income. Net income was $3.1 million for the period of six months ended June 30, 1996, an increase of $1.1 million or 58% for the same period in 1995.

Interest Income. Interest income totaled $18.9 million for the period of six months ended June 30, 1996, an increase of $2.8 million or 18% compared to the $16.1 million recorded for the period of six months ended June 30, 1995. The average balances of interest-earning assets for the period of six months ended June 30, 1996 increased to $513.4 million, an increase of $55.1 million or 12%, compared to the average balance of interest-earning assets of $458.3 million for the same period in 1995. Total weighted average yield on interest-earning assets for the six month period ended June 30, 1996 was 7.38% compared to 7.03% for the comparable period in 1995. Interest on loans for the six month period ended June 30, 1996 was $8.7 million at a yield of 8.53%, an increase of $1.3 million or 39%, compared to interest income on loans of $6.5 million at a yield of 8.23% for the six month period ended June 30, 1995. This increase was due to an increase in the weighted average balance of loans and the increase in the weighted average yield. The Company purchased $55 million of residential mortgage loans during the first six months of 1996. For the six month period ended June 30, 1996 interest income on mortgage-backed securities was $6.7 million at a weighted average yield of 6.82%, an increase of $478,000 or 8%, compared to interest income of $6.2 million at a weighted average yield of 7.39% for the same period in 1995. Although average balances in mortgage-backed securities increased between the two periods, securities with shorter average lives and accelerated payment functions were added to the portfolio. These securities tend to have lower yields than standard thirty-year fixed rate securities. For the six month period ended June 30, 1996 interest income on investment securities was $2.9 million at a yield of 6.29%, a decrease of $134,000 or -4%, compared to income of $3.0 million at a weighted average yield of 5.2% for the same period in 1995. Interest income on interest-earning deposits and short-term investments was $628,000 at a yield of 6.30% for the period of six months ended June 30, 1996, an increase of $369,000 or 143%, compared to income of $259,000 at a yield of 6.09% for the comparable period in 1995. The increases in all types of interest income was due to the influx of cash from the stock conversion and an increase in yields on interest earning assets.

Interest Expense. Interest expense for the six month period ended June 30, 1996 was $8.3 million, an increase of $281,000 or 3.5%, compared to $8.0 million for the same period in 1995. Average balances of interest-bearing liabilities was $408.5 million for the period of six months ended June 30, 1996 at a weighted average cost of 4.08% compared to average balances of $409.2 million at a weighted average cost of 3.93% for the period of six months ended June 30, 1995. Interest expense on money-market savings accounts was $208,000 at a weighted average cost of 2.49% for the period of six months ended June 30, 1996, a decrease of $29,000 or -12%, compared to $237,000 at a weighted average cost of 2.47% recorded for the same period in 1995. The weighted average cost of these accounts has not changed materially, but balances in this account have been declining at a steady rate for the past several years. Interest expense on passbook accounts was $2.5 million at a weighted average cost of 2.99% for the period of six months ended June 30, 1996, a decrease of $129,000 or -5%, compared to $2.6 million at a weighted average cost of 2.97% for the comparable period in 1995. Interest rates on these accounts have remained steady but average balances in these accounts have declined slightly as some accounts were used to pay for stock sold in the recent offering and other balances have shifted to higher paying certificate accounts. Interest expense on certificate accounts for the period of six months ended June 30, 1996 was $5.4 million at a rate of 5.38%, an increase of $426,000 or 8.6%, compared to $5.0 million at a rate of 5.22% recorded for the same period in 1995. The increase is due to increases in account balances and increases in rates paid on these accounts due to a general rise in interest rates from one period to the next. Interest expense on checking accounts was $243,000 at a rate of 2.02% for the six month period ended June 30, 1996, an increase of $15,000 or 6.6%, compared to $228,000 at a rate of 1.96% paid for the six month period ended June 30, 1995. This increase was due to the steady increase in the balances in these accounts. There was no significant change in interest expense paid on escrow accounts for the two periods.

Net Interest Income: Net interest income for the period of six months ended June 30, 1996 was $10.6 million, an increase of $2.6 million or 32%, compared to $8.1 million recorded for the same period in 1995.

Provision for Loan Losses: The Company made no provision for loan losses during the period of six months ended June 30, 1995. Loan loss reserves were deemed adequate during that period. Beginning in January 1996 the Company began purchasing residential mortgage loans originated in areas outside the local lending area of the Company. Although the Company performs the same underwriting criteria for purchased loans as it does for originated loans, the Company has no experience concerning repayments on these loans. Consequently, the Company intends to add $25,000 per month to the loan loss reserve because of the increases in the loan portfolio and the increase in the average loan balance in purchased loans.

Non-interest Income: Non-interest income consists of service fees, gains (losses) on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the period of six months ended June 30, 1996 non-interest income was $983,000, an increase of $7,000 or .7%, compared to $976,000 recorded for the same period in 1995. Service fees totaled $371,000 for the period of six months ended June 30, 1996, an increase of $41,000 or 12%, compared to $330,000 recorded for the same period in 1995. This increase resulted from the Company increasing service fees, particularly on checking accounts. Gains on the sale of securities fell to $45,000, a decrease of $144,000 or -76%, compared to the $189,000 recorded for the comparable period in 1995. This decrease resulted primarily from the timing and amounts of security sales. Fees from the sale of data processing services were $402,000, an increase of $18,000 or 4.7%, compared to $384,000 recorded for the same period in 1995. This is the result of normal fee increases. During the quarter ended June 30, 1996 the Company sold $7.4 million of student loans for a gain of $149,000. The sale was necessary because the Company was beginning to reach statutory limits on holdings of this type of investment. Other non-interest income for the period of six months ended June 30, 1996 was $16,000, a decrease of $57,000 or -78%, compared to the $73,000 recorded for the comparable period in 1995. Other non-interest income for the period of six months ended June 30, 1996 included $54,000 in interest from the Commonwealth of Pennsylvania on a prior year tax refund.

Non-interest Expense. Total non-interest expense was $6.7 million for the six month period ended June 30, 1996, an increase of $746,000 or 13%, compared to $5.9 million for the same period in 1995. Salaries and employee benefits were $3.1 million for the six month period ended June 30, 1996, an increase of $214,000 or 7%, compared to the $2.9 million recorded for the same six month period in 1995. The company increased salaries approximately 3% for 1996 and incurred increases in benefit costs. Until the Company's defined benefit retirement program was restructured effective June 30, 1996, the Company was incurring expenses for this plan as well as for the newly instituted ESOP plan and 401K plan. Occupancy costs decreased $40,000 or -5% to $763,000 for the period of six months ended June 30, 1996 compared to $803,000 recorded for the same period in 1995. The Company had no significant additions to plant and equipment for the period being compared. Deposit insurance premiums were $483,000 for the six month period ended June 30, 1996, a decrease of $2,000 or -
 .4%, compared to $485,000 recorded for the same period in 1995. There was no significant change in insurance rates for the two periods being compared. Data processing costs decreased slightly, $4,000 or -.5%, from $749,000 for the six month period ended June 30, 1995 to $745,000 for the same period in 1996. Marketing costs increased $48,000 or 30% to $210,000 for the six month period ended June 30, 1996 compared to $162,000 incurred for the same period in 1995. Marketing efforts to acquire checking accounts and consumer loans were increased. Other non-interest expenses for the period of six months ended June 30, 1996 were $1.3 million, an increase of $504,000 or 64%, compared to $824,000 recorded for the same period in 1995. This increase was due to the Company now operating as a publicly held company. Corporate franchise taxes of $265,000 to the states of Delaware and Pennsylvania are accrued for the first six months of 1996. Additionally, legal, accounting and other professional fees are now higher due to operation as a public company.

Income Tax Expense. Income tax expense of $1.8 million for the six months ended June 30, 1996 resulted in an effective tax rate of 36%. The income tax expense recorded for the period of six months ended June 30, 1995 of $1.1 million is an effective tax rate of 37%. There was no material change in the Company's tax rate.


Liquidity and Capital Resources
- - -------------------------------

The Company's primary sources of funds are deposits; principal and interest payments on loans, mortgage-backed securities and related securities; proceeds from maturing investment securities; advances from the Federal Home Loan Bank; and other borrowed funds. While scheduled maturities of investments and amortizations of loans are predictable sources of funds, deposit flows and prepayments on mortgage loans and mortgage-backed and related securities are greatly influenced by general interest rates, economic conditions and competition.

The Association is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision regulations. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1% respectively. The Association's liquidity and short-term liquidity for the month of June, 1996 were 8.51% and 24.81% respectively. The high levels of liquidity were due to the influx of cash due to the recent stock offerings and management's maintenance of higher than required levels of liquidity in order to better manage interest rate risk.

At June 30, 1996 the Company had commitments to originate and purchase loans of $729,000 and to purchase mortgage-backed securities of $7.0 million. The Company anticipates that it will have sufficient funds available to meet these commitments.

At June 30, 1996 the Company's total stockholder equity exceeded each of the OTS capital requirements. OTS required tangible capital ratio to total assets is 1.5%; the Company had 22.8%. Core capital to total assets requirement was 3%; the Company had 22.8%. Risk based capital to adjusted risk based assets requirement was 8%; the Company had 64%.

Average Balance Sheets and Analysis of Net Interest Income
- - ----------------------------------------------------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following table presents certain information relating to the Company's average consolidated statements of financial condition and consolidated statements of income for the period of six months ended June 30, 1996 and 1995. The yield and costs are derived dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from daily average balances. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yield.

The following table presents average balances yields on interest-earning assets and average balances and costs of interest-bearing liabilities at June 30, 1996 and June 30, 1995.


                                          Six months ended June 30, 1996   Six months ended June 30, 1995

                                          Average                          Average
                                          Balance   Interest  Yield/Cost   Balance   Interest  Yield/Cost
                                        -----------------------------------------------------------------
Assets:
   Interest-earning assets:
     Interest-earning deposits and
      short-term investments              $ 19,934   $   628        6.30%  $  8,511   $   259        6.09%
     Investment securities, net (1)         91,864     2,889        6.29%   120,494     3,023        5.02%
     Loans receivable, net (1) (2)         203,271     8,673        8.53%   159,289     6,551        8.23%
     Mortgage-backed securities, net (1)   196,207     6,691        6.82%   168,264     6,214        7.39%
     FHLB stock                              2,165        66        6.10%     1,796        58        6.46%
                                        -----------------------------------------------------------------
Total interest-earning assets              513,441    18,947        7.38%   458,354    16,105        7.03%
Non-interest earning assets                 18,171                           13,801
                                        ----------                      -----------
Total assets                              $531,612                         $472,155
                                        ==========                      ===========

Liabilities and equity:
   Interest-bearing liabilities:
     Money market savings accounts        $ 16,720       208        2.49%  $ 19,191       237        2.47%
     Passbook accounts                     164,745     2,463        2.99%   174,285     2,592        2.97%
     NOW accounts                           24,072       243        2.02%    23,234       228        1.96%
     Certificate accounts                  200,399     5,386        5.38%   189,892     4,960        5.22%
                                        -----------------------------------------------------------------
Sub-total                                  405,936     8,300        4.09%   406,602     8,017        3.94%
     FHLB advances                             176         5        5.68%        97         3        6.19%
     Other                                   2,347        26        2.22%     2,540        30        2.36%
                                        -----------------------------------------------------------------
Total interest-bearing liabilities         408,459     8,331        4.08%   409,239     8,050        3.93%
   Non-interest bearing liabilities         35,888                           19,769
   Equity                                   87,265                           43,147
                                        ----------                      -----------
Total liabilities and equity              $531,612                         $472,155
                                        ==========                      ===========

Net interest rate spread (3)                         $10,616        3.30%             $ 8,055        3.10%
Net interest margin (4)                                             4.14%                            3.51%
Ratio of interest-earning assets to
   interest-bearing liabilities                                   125.70%                          112.00%

(1) Includes related assets available for sale and unamortized discounts and premiums.

(2) Amount is net of deferred loan fees, undisbursed loan funds, discounts and remiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.

(3) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by interest earning assets.


Allowance for Loan Losses
- - -------------------------

The following table sets forth the changes in the allowance for loan losses for the six months ended June 30, 1996 (in thousands):

    Balance, December 31, 1995                       $  822
    Provision for loan losses                            60
    Net charge-offs                                     (11)
                                                     ------

    Balance, June 30, 1996                           $  871
                                                     ======


Non-Performing Assets
- - ----------------------------------------

The following table presents information regarding the Company's non-performing assets at the dates indicated:



                                          June 30, 1996   Dec. 31, 1995
                                        -------------------------------
                                                 (in thousands)
Non-performing loans:
   Non-accrual loans                             $  936          $1,460
   Accruing loans which are
    contractually
      past due 90 days or more                        0               0
- - -----------------------------------------------------------------------

      Total non-performing loans                    936           1,460
   Real estate owned                                 18               0
- - -----------------------------------------------------------------------
         Total non-performing assets             $  954          $1,460
=======================================================================
   Non-performing loans as a % of gross            0.43%           0.81%
    loans receivable
   Non-performing loans to total assets            0.17%           0.28%
   Allowance for loan loss as a % of               0.39%           0.45%
    gross loans receivable
   Allowance for loan loss to                     93.06%          56.30%
    non-performing loans

Since the Association had no loans considered impaired under Financial Accounting Standards Board Statement No. 114 during the six months ended June 30, 1996, the average recorded investment was zero. As a result, there was no interest income recognized on impaired loans during the six months ended June 30, 1996.

Other Developments
- - ------------------

The Company's data processing division, DataOne Financial Services, currently provides data processing services to the Association and to two other financial institutions. One of these other institutions has notified DataOne that it will not renew its contract when in expires in September 1996. Approximate monthly revenues from this client are $30,000. DataOne is attempting to replace this company with a new client.

The Company invests in mutual funds which in turn invest in government securities and adjustable rate mortgage loans. Generally accepted accounting principles require that when a reduction in value in an equity type investment is determined to be other than temporary that reduction in value be recorded and reflected in the current period's results of operations. During the second quarter ended June 30, 1996 one mutual fund investment was determined to have a reduction in value that was other than temporary. Accordingly, this investment was reduced $100,000 and that loss was reflected in operating results for that period.

The Company has entered into an agreement with Wal-Mart stores to establish a branch office in Wal-Mart's new super store under construction in Rostraver Township. The Company expects to begin operations at this branch in October of 1996.

The Company has also entered into an agreement to purchase approximately $28 million of deposits from First Home Savings of Pittsburgh. These deposits are in First Home branches located in communities now being served by several of the Company's branches. The Company does not expect to incur significant additional costs to service these deposits. This transaction is subject to regulatory approval and may not close until early 1997.

In an effort to reduce our administrative expenses of low balance mortgage-backed investments, the Company sold $11 million of these types of investments in July 1996. Low balance investments carry the same safe-keeping and administrative costs as high balance investments. The sale of these low balance investments resulted in a gain of approximately $500,000. The proceeds from this sale will be invested in similar types of investments, but with much higher balances.

During its meeting held July 30, 1996, the Board of Directors declared a dividend of $.05 per share to stockholders of record on August 12, 1996, payable on August 23, 1996.

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 1. Legal Proceedings
- - ------- -----------------

        On February 23, 1996, a lawsuit was filed against the Association and its directors by six depositors of the Association relating to the Association's Conversion. The complaint alleges that the decision by the board of directors to adopt a plan of conversion which provides eligible depositors of the Association that reside in certain Pennsylvania Counties (Local Community Depositors) with a subscription preference over other eligible depositors who do not reside in such counties constitutes a breach by the board of directors of their fiduciary duties and implied covenants of good faith and fair dealing. The complaint requests money damages of an unspecified amount and "an order of appropriate injunctive relief", although the nature of such injunctive relief is unspecified.

        On March 26, 1996, the parties reached an agreement in principle for the voluntary dismissal of the lawsuit. The agreement contemplates an exchange of mutual releases and for each side to bear its own costs and fees.

Item 2. Changes in Securities
- - ------- ---------------------
               None

Item 3. Defaults upon Senior Securities
- - ------- -------------------------------
               None

Item 4. Submission of Matters to a Vote of Security Holders
- - ------- ---------------------------------------------------
               None

Item 5. Other Information
- - ------- -----------------
               None

Item 6. Exhibits and Reports on Form 8-K
- - ------- --------------------------------
               None

                      GA FINANCIAL, INC. AND SUBSIDIARIES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  GA FINANCIAL, INC.
                                                  ------------------
                                                     (Registrant)



Date    August 14, 1996      By         /s/ John M. Kish
    _____________________      _______________________________________
                                            John M. Kish
                                      Chairman of the Board and
                                       Chief Executive Officer



Date    August 14, 1996      By        /s/ Raymond G. Suchta
    _____________________      _______________________________________
                                           Raymond G. Suchta
                                 Chief Financial Officer and Treasurer