Form 10-Q
period 1996-09-30
GA FINANCIAL INC
filed 1996-11-13
CIK 1005313

                SECURITIES AND EXCHANGE COMMISSIONUNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

                         Commission File Number 1-14154
                                                  -----


                              GA FINANCIAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                           25-1780835
--------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)



4750 CLAIRTON BOULEVARD, PITTSBURGH, PENNSYLVANIA                        15236
------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (412)882-9946
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,188,000 shares of common stock, par value $.01 per share, were outstanding as of October 31, 1996.

                               GA FINANCIAL, INC.

                                   FORM 10-Q

                    For the Quarter Ended September 30, 1996


                                     INDEX

                                                                           Page
                                                                           ----

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

                Consolidated Statements of Financial Condition -
                September 30, 1996 and December 31, 1995...............      3

                Consolidated Statements of Income - For the Three
                and Nine Months Ended September 30, 1996 and 1995......      4

                Consolidated Statements of Cash Flows - For the Three
                and Nine Months Ended September 30, 1996 and 1995......      5

                Notes to Consolidated Financial Statements.............   6-10

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................  11-21


PART II:  OTHER INFORMATION............................................     22


SIGNATURES............................................................      23

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
------- --------------------

GA Financial, Inc.
Consolidated Statements of Financial Condition
September 30, 1996 and December 31, 1995

                                                  Sept. 30, 1996   Dec. 31, 1995
                                                    (Unaudited)
-------------------------------------------------------------------------------
ASSETS                                                     (In thousands)

Cash (including interest-bearing demand
 deposits of $203 in 1996 and $9,215 in 1995)         $  5,178        $ 16,870
Federal funds sold                                         350             300
Available for sale securities, at fair value:
    Investment securities                              123,500          71,060
    Mortgage-related securities                        221,998         168,779
Loans receivable, net                                  210,895         180,275
Education loans held for sale                           12,664               -
Accrued interest receivable                              3,941           2,214
Federal Home Loan Bank stock                             2,305           1,882
Office, property and equipment                           5,418           5,683
Securities sold, not settled                                 -          73,062
Prepaid expenses and other assets                        2,663           1,273
------------------------------------------------------------------------------
TOTAL ASSETS                                          $588,912        $521,398
==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing demand deposits                   $ 18,584        $ 17,464
Savings accounts                                       398,433         407,406
Borrowed funds                                          34,700               -
Advances from borrowers for taxes and insurance            903           1,920
Accrued interest payable                                 3,420             521
Securities purchased, not settled                          895          41,953
Other liabilities                                        5,071           3,904
------------------------------------------------------------------------------
TOTAL LIABILITIES                                      462,006         473,168

Shareholder's Equity:
Common stock, (.01 par value);
 23,000,000 shares authorized;
    8,900,000 shares outstanding                            89               -
Preferred stock, (.01 par value);
 1,000,000 shares authorized; 0 shares
 outstanding                                                 -               -
Additional paid in capital                              86,283               -
Unearned ESOP shares                                    (7,120)              -
Net unrealized holding (losses) gains
 on securities                                          (1,363)          2,954
Retained earnings                                       49,017          45,276
------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                             126,906          48,230

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $588,912        $521,398
==============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

GA Financial, Inc.
Consolidated Statements of Income

                                                      For the Three Months        For the Nine Months
                                                         Ended Sept. 30,             Ended Sept. 30,
                                                       1996          1995           1996       1995
                                                           (Unaudited)                (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                         (In thousands)                 (In thousands)
Interest income:
  Loans, including fees                                  $ 4,709       $3,667         $13,382   $10,218
  Mortgage-related securities                              3,732        2,641          10,423     8,855
  Investment securities                                    1,960        1,979           4,915     5,060
  Interest on bank deposits                                  114          106             742       365
---------------------------------------------------------------------------------------------------------
  Total interest income                                   10,515        8,393          29,462    24,498
---------------------------------------------------------------------------------------------------------
Interest expense:
  Savings accounts                                         4,137        4,261          12,437    12,278
  Interest on borrowings                                     200            -             200         -
  Other                                                       13           14              44        47
---------------------------------------------------------------------------------------------------------
  Total interest expense                                   4,350        4,275          12,681    12,325
---------------------------------------------------------------------------------------------------------
  Net interest income before provision
   for losses on loans                                     6,165        4,118          16,781    12,173
Provision for losses on loans                                 75            -             135         -
---------------------------------------------------------------------------------------------------------
  Net interest income after provision for losses on loans  6,090        4,118          16,646    12,173
---------------------------------------------------------------------------------------------------------
Other income:
  Service fees                                               309          284             680       614
  Net gain on sales of securities                            535          122             580       311
  Gain on sale of student loans                              162            -             311         -
  Gain on settlement/curtailment of pension                  769            -             769         -
  Data processing service fees                               205          207             607       591
  Other                                                        8            7              24        80
---------------------------------------------------------------------------------------------------------
  Total other income                                       1,988          620           2,971     1,596
---------------------------------------------------------------------------------------------------------
Non-interest expense:
  Compensation and employee benefits                       1,655        1,521           4,764     4,416
  Occupancy and equipment                                    406          345           1,169     1,148
  Deposit insurance premiums                               3,010          242           3,493       727
  Data processing service expenses                           376          368           1,121     1,117
  Marketing and advertising                                  103           77             313       239
  Other                                                      862          469           2,216     1,293
---------------------------------------------------------------------------------------------------------
  Total non-interest expense                               6,412        3,022          13,076     8,940
---------------------------------------------------------------------------------------------------------
Income before provision for income taxes                   1,666        1,716           6,541     4,829
Provision for income taxes                                   584          629           2,355     1,773
---------------------------------------------------------------------------------------------------------
Net income                                               $ 1,082       $1,087         $ 4,186   $ 3,056
=========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Earnings per share (1)                                  $.13      -             $.51(2)      -
                                                       ==================================================
Average shares outstanding                             8,188      -            8,188         -
                                                       ==================================================

(1)Per share information for the prior periods is not comparable as GA Financial, Inc. did not complete its stock offering until March 25, 1996.
(2)Assumes the stock conversion was completed on January 1, 1996.

GA Financial, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1996 and 1995

                                                                                   For the Nine Months
                                                                                   Ended September 30,
------------------------------------------------------------------------------------------------------
                                                                                     1996       1995
                                                                                       (Unaudited)
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:                                                 (In thousands)
Net income                                                                          $ 4,186    $ 3,056
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for losses on loans and real estate owned                                   135          -
  Provision for writedown of securities                                                 100          -
  Depreciation and amortization on office, property and equipment                       562        653
  Net premium amortization on securities                                                  9        437
  Amortization of net deferred loan fees                                               (197)      (103)
  Net realized gain on sales of securities                                             (673)      (311)
  Net realized gain on sale of student loans                                           (311)         -
  Deferred income tax provision                                                           -         76
  (Increase) decrease in accrued interest receivable                                 (1,727)       651
  Net realized (gain) on sale of REO                                                     (7)         -
  (Increase) in prepaid expenses and other assets                                    (1,390)      (112)
  Increase in accrued interest payable                                                2,899      2,830
------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                           3,586      7,177
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of available for sale securities                               134,161     29,324
  Proceeds from sale of student loans                                                12,543          -
  Purchases of loans                                                                (62,400)   (22,034)
  Repayments and maturities of available for sale securities                         41,060      1,768
  Repayments, calls and maturities of held to maturity securities                         -     47,984
  Purchases of available for sale securities                                       (255,166)    (3,035)
  Purchases of held to maturity securities                                                -    (56,943)
  Net (increase) decrease in loans                                                    6,928        391
  Purchases of office, property and equipment, net                                     (297)      (453)
  Net proceeds from sale of REO                                                          25         37
  Purchase of Federal Home Loan Bank stock                                             (423)      (259)
------------------------------------------------------------------------------------------------------
  Net cash (used in) investing activities                                          (123,569)    (3,220)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net (decrease) in demand and savings  deposits                                     (6,723)   (17,599)
  Net (decrease) increase in certificates of deposit                                 (1,130)    17,309
  Payments of borrowed funds                                                        (83,550)         -
  Proceeds from borrowed funds                                                      118,250          -
  Dividends paid                                                                       (445)         -
  Net increase in advances from borrowers for taxes and insurance
   and other liabilities                                                              2,827       (774)
  Proceeds from sale of common stock, net                                            79,252          -
  Payments made under capital lease obligations                                        (140)      (141)
------------------------------------------------------------------------------------------------------
  Net cash provided by financing  activities                                        108,341     (1,205)
------------------------------------------------------------------------------------------------------
  Net (decrease) increase in cash and  cash equivalents                             (11,642)     2,752
Cash and cash equivalents at beginning of period                                     17,170      5,429
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $ 5,528    $ 8,181
======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of GA Financial, Inc. (the "Company") and its subsidiary, Great American Federal Savings and Loan Association (the "Association"), and the Association's wholly owned subsidiary, Great American Financial Services, Inc. at September 30, 1996 and for the three and nine months then ended. The consolidated financial statements at December 31, 1995 and for the three and nine months ended September 30, 1995, include only the accounts of the Company and the Association. The Association's wholly-owned subsidiary's operations were suspended since 1988.

In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. Student loans are recorded at the lower of cost or fair market value. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Association's 1995 Annual Report on Form 10-K.

2.  Conversion to Capital Stock Form of Ownership

On March 22, 1996, the members of the Association approved a Plan of Conversion to convert the Association from a federally chartered mutual savings and loan association to a federally chartered capital stock savings bank, with the concurrent sale of all of the newly-converted Association's outstanding capital stock to the Company, and the sale of the Company's common stock to the public. The Company, on March 25, 1996, sold 8,900,000 shares of common stock at $10.00 per share to depositors, directors, officers and certain employees of the Association and to certain other eligible subscribers. The net proceeds from the sale of the common stock, after conversion expenses of $2,628,000 were $86,372,000. The Company purchased all of the capital stock of the Association in exchange for 50% of the net proceeds, or $43,269,000 and utilized $7,120,000 to fund the Employee Stock Ownership Plans' (the "ESOP") purchase of conversion stock.

Funds retained by the Company in excess of the ESOP loan were initially invested in Treasury securities and other short term investments. The Company and the Association may also use such funds to expand operations through the acquisition or establishment of branch offices and the acquisition of smaller financial institutions or assets of other financial institutions. In addition, funds may be used for general business purposes.

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

The Office of Thrift Supervision ("OTS") imposes limitations upon all capital distributions by savings institutions, including cash dividends. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution and has not been notified by the OTS that it is in need of more than normal supervision could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval. As of September 30, 1996, the Bank exceeded all fully phased-in capital requirements and had not been notified by the OTS that it is in need of more than normal supervision.

The Association has established for full-time employees who have attained the age of 21 a separate Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed an aggregate of $7,120,000 from the Company and purchased 712,000 common shares issued in the conversion. The Association intends to make scheduled discretionary cash contributions to the ESOP sufficient to service and repay the amounts borrowed over a period of up to 14 years. As shares in the ESOP are earned and committed to be released, compensation expense will be recorded based on their fair value during each reporting period. The difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP will be charged or credited to additional paid-in capital. The balance of unearned shares held by the ESOP is shown as a reduction of stockholders' equity. Only those shares in the ESOP which have been earned and are committed to be released will be included in the computation of earnings per share. At September 30, 1996, none of the shares in the ESOP were earned and committed to be released. The fair value at September 30, 1996 of the unearned shares in the ESOP was $9,345,000 based on the last sales price of the company's common stock of approximately $13.125 on that date.

3.  Regulatory Capital Requirements

The following is a reconciliation of the Company's stockholders' equity to its regulatory capital at September 30, 1996.

                                          Tangible     Core     Risk-based
                                           Capital    Capital     Capital
                                        ----------------------------------
                                               (Dollars in thousands)

Stockholder's equity                      $126,906   $126,906     $126,906
General valuation                                -          -          947
Unrealized losses on certain available-
  for-sale securities                        1,363      1,363        1,363
                                        ----------------------------------
Regulatory capital computed                128,269    128,269      129,216
Minimum capital requirement                  8,866     17,732       17,021
                                        ----------------------------------
Regulatory capital excess                 $119,403   $110,537     $112,195
                                        ==================================


Computed capital ratio                       21.70%     21.70%       60.73%
Minimum capital ratio                         1.50%      3.00%        8.00%
                                        ----------------------------------
Excess capital ratio                         20.20%     18.70%       52.73%
                                        ==================================

4.  Earnings Per Share

The average number of shares outstanding for the three months ended September 30, 1996 and the period since March 25, 1996 is 8,188,000. There are no common stock equivalents outstanding as of September 30, 1996. Shares outstanding for 1996 do not include ESOP shares that were purchased and unallocated during 1996 in accordance with SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans". Earnings per share information is not comparable for prior periods as the Company did not complete its stock offering until March 25, 1996.

5.  GA Financial, Inc. (Parent Company)

The following are the parent company's condensed financial statements (in thousands):


Statement of Financial Condition                     Sept. 30,1996
                                                      (Unaudited)
-------------------------------------------------------------------
ASSETS

Cash                                                       $     29
Investment securities, at fair value                         35,280
Investment in the Association                                90,942
Accrued interest receivable                                     389
Prepaid expenses and other assets                               353
-------------------------------------------------------------------
TOTAL ASSETS                                               $126,993
===================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Other                                                      $     87

Shareholder's Equity:

TOTAL SHAREHOLDERS' EQUITY                                  126,906
-------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $126,993
===================================================================



Statement of Income                                   For the Nine
                                                      Months Ended
                                                      Sept. 30,1996
                                                       (Unaudited)
-------------------------------------------------------------------
Investment securities interest income                      $  1,372
-------------------------------------------------------------------

General and administrative expenses                            (221)
Income taxes                                                   (206)
State franchise taxes                                          (530)
-------------------------------------------------------------------
Income before equity in undistributed
 earnings of subsidiary                                         415
Equity in undistributed earnings of Association               3,771
-------------------------------------------------------------------
    Net income                                             $  4,186
===================================================================

5.  GA Financial, Inc. (Parent Company, continued)


Statement of Cash Flows                               For the Nine
                                                      Months Ended
                                                      Sept. 30,1996
                                                       (Unaudited)
-------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                 $  4,186
Adjustments to reconcile net income to
 net cash provided by operating activities:
    Equity in undistributed earnings of Association          (3,771)
    Net discount accretion on  investment securities            (32)
    Increase in accrued interest receivable                    (389)
    Increase in prepaid expenses and other assets              (353)
-------------------------------------------------------------------
    Net cash used in operating activities                      (359)
-------------------------------------------------------------------
Cash flows from investing activities:
    Purchase of Association capital stock                   (43,269)
    Available for sale securities sold                       30,562
    Available for sale securities purchased                 (65,799)
-------------------------------------------------------------------
    Net cash used in investing activities                   (78,506)
-------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from sale of common stock, net                  79,252
    Dividends paid to stockholders                             (445)
    Net increase in other liabilities                            87
-------------------------------------------------------------------
    Net cash provided by financing activities                78,894
-------------------------------------------------------------------
Net increase in cash and cash equivalents                        29
Cash and cash equivalents at beginning of period                  -
-------------------------------------------------------------------
Cash and cash equivalents at end of period                 $     29
===================================================================

The parent company was formed on March 25, 1996.

6.  New Accounting Pronouncements

In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The adoption of this standard in 1996 did not have an effect on the Company's results of operations.

In 1996, the Corporation will be required to adopt the provision of FASB Statement No. 123, "Accounting for Stock Based Compensation." This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on the new fair value accounting rules and requires certain new disclosures. The Corporation is required to adopt Statement No. 123 at December 31, 1996. Management will not adopt the optional measurement provisions of this statement, and accordingly, has determined that such adoption will not have a material adverse effect on the consolidated financial statements or results of operations of the Corporation.

7.    Borrowed Funds

Borrowed funds at September 30, 1996 are summarized as follows (dollars in thousands):

                                                     Weighted
                                          Amount   Average Rate
                                        -----------------------
Advances from the Federal Home Loan
 Bank of Pittsburgh:

    Short-term (due within one year)      $24,700        5.67%
    Long-term (due within four years)       5,000        6.44%
----------------------------------------------------------------
    Total advances FHLB                    29,700        5.80%

Repurchase agreement with Morgan
 Stanley:

    Long-term (due within three years)      5,000        6.25%
----------------------------------------------------------------

    Total borrowed funds                  $34,700        5.86%
---------------------------------------------------------------


Advances from the Federal Home Loan Bank (FHLB) are collateralized by qualifying securities and loans. Qualifying collateral includes U.S. Treasury, government agency and mortgage-backed securities and real estate loans based upon the amount of outstanding advances. These advances are subject to restrictions or penalties related to prepayments. The Association had an unused line of credit with the FHLB of approximately $25 million at September 30, 1996.

8.  Pension

On July 1, 1996 the Association merged its defined benefit plan (Plan) with the Financial Institutions Retirement Fund (FIRF), a multi-employer plan. This merger effectively resulted in a settlement and curtailment of the Plan. This merger resulted in a before tax gain of $769 thousand. The Plan was modified to reduce the benefit formula from a 60% high three year average salary to a 30% high five year average salary.

Pension expense under the FIRF will match the Association's required contribution to the FIRF as determined annually. The Association is not required to make any contributions to the FIRF for fiscal 1996.

9.  Subsequent Events

The Company announced on October 23, 1996 that the Board of Directors declared a dividend of $.08 per share to stockholders of record on November 8, 1996, payable on November 20, 1996.

The Company held a special meeting of stockholders on October 16, 1996 and ratified the GA Financial, Inc. 1996 stock-based Incentive Plan. The Incentive Plan authorizes the granting of options to purchase common stock, option-related awards and awards of common stock. Subject to certain adjustments to prevent dilution of awards to participants, the number of shares reserved for awards under the Incentive Plan is 1,246,000, which is 14% of the outstanding shares of the common stock as of the effective date of the Incentive Plan.

On November 6, 1996, GA Financial, Inc. announced that it has requested and received approval from the Office of Thrift Supervision (OTS) to repurchase up to 5%, or 445,000 shares of its outstanding common stock. Under the repurchase program, the repurchases will be made in open-market transactions, subject to the availability of stock, during the next six months.

10.  SAIF Assessment

On September 30, 1996 legislation was signed into law to recapitalize the Savings Institutions Insurance Fund (SAIF). This recapitalization required SAIF insured institutions to pay a one-time special assessment of 65.7 cents for every one hundred dollars of deposits. The one-time assessment, required to be expensed on September 30, 1996, is tax deductible and payable on November 27, 1996. For the Company this assessment amounted to $2.8 million before tax or a net after-tax charge to earnings per share of $.23.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

General
-------

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

Comparison of Financial Condition at September 30, 1996 and December 31, 1995
-----------------------------------------------------------------------------

The Company's total assets of $588.9 million at September 30, 1996 are reflective of an increase of $67.5 million or 13% to total assets at December 31, 1995.

Cash and cash equivalents decreased $11.6 million or -69% to $5.5 million at September 30, 1996 due to savings withdrawals and investment purchases.

Investment securities increased $52.4 million or 74% to $123.5 million at September 30, 1996 due to purchases of investments. Portions of the stock proceeds and investment portfolio restructuring influenced these purchases.

Mortgage-related securities increased $53.2 million or 32% to $222.0 million at September 30, 1996 due to increased purchases of these types of securities. Portions of the proceeds from the recent stock offering were used in these purchases.

The following table presents details of the Company's investment securities and mortgage-backed securities as of September 30, 1996:

                                                                Gross             Gross
                                             Amortized        Unrealized        Unrealized
Available for sale securities:                 Cost             Gains             Losses              Fair Value
----------------------------------------------------------------------------------------------------------------

U.S. Treasury                                    $ 14,901            $   19           $    (2)          $ 14,918
Mortgage-backed certificates                      171,074             2,016            (2,830)           170,260
Marketable equity securities                       30,820             1,041              (290)            31,571
US government agency debt                          57,639                33              (779)            56,893
Corporate obligations                              20,042                79                (3)            20,118
Collateralized mortgage obligations                53,187                83            (1,532)            51,738
----------------------------------------------------------------------------------------------------------------
       Total                                     $347,663            $3,271           $(5,436)          $345,498
================================================================================================================

Net loans receivable increased $30.6 million or 17% to $211.0 million at September 30, 1996 as more mortgage loans were originated and purchased. Residential mortgage loan purchases of $62.4 million during the first nine months of the year were made to offset low loan demand in the Company's primary market area.

The following table presents details of the Company's loan portfolio:

                                         September 30, 1996  December 31, 1995
                                       ---------------------------------------
Mortgages:
   Residential and multi-family                    $180,175           $129,717
   Commercial                                         5,141              3,290
   Construction and development                       3,573              5,891
Consumer loans:
   Home equity                                       21,749             20,151
   Educational loans                                 12,664             20,766
Other:
   Loans on savings accounts                          2,138              2,159
   Unsecured personal loans and other                 1,598              1,449
------------------------------------------------------------------------------
      Total                                         227,038            183,423

Less:
   Undisbursed mortgage loans                         1,239              1,363
   Deferred loan fees                                 1,293                963
   Allowance for losses                                 947                822
------------------------------------------------------------------------------
      Net loans                                    $223,559           $180,275
==============================================================================

Student loans held for sale at September 30, 1996 totaled $12.7 million. The Company has determined to sell student loans as those loans move into repayment status. Student loans are recorded at the lower of cost or fair market value.

At December 31, 1995 the Company recorded a $73.1 million receivable for securities sold but not yet settled. All of those transactions were settled in January 1996.

Due to the increase in the Company's size from December 31, 1995 to September 30, 1996 the Company was eligible to own more Federal Home Loan Bank stock. Investments in this stock rose to $2.3 million at September 30, 1996, an increase of $424,000 or 22.5%.

The net change in all other assets (net property and equipment, interest receivable, and prepaid expenses) was an increase of $2.9 million or 31% to $12.0 million at September 30, 1996. The primary cause of this increase was an increase in interest receivable of $1.7 million or 78% to $3.9 million at September 30, 1996. This increase in receivable is due to the increase in investments and loans. Prepaid expenses increased $1.4 million or 109% to $2.7 million at September 30, 1996 due to increases in prepaid taxes.

On September 30, 1996 and December 31, 1995 the Company had no real estate owned.

Interest bearing deposits decreased $9.0 million or -.2% to $398.4 million at September 30, 1996. Approximately $12 million in deposits were received or designated as payment for shares subscribed to in the public offering. These accounts were charged in March 1996 for these payments. Non-interest bearing deposits increased $1.1 million or 6% to $18.6 million at September 30, 1996. The Company has been aggressively pursuing checking accounts.

At September 30, 1996 borrowed funds increased to $34.7 million from $0 at December 31, 1995. These funds bear interest at various rates and mature at various dates. Proceeds from these borrowings were used for general liquidity purchases and for the purchase of investment securities and mortgage-related securities.

Advances by borrowers for taxes decreased $1.0 million or 53% to $903,000 at September 30, 1996. This is a result of the normal changes in escrow accounts as funds are collected and disbursed for insurance and taxes throughout the year.

Accrued interest payable increased $2.9 million or 556% to $3.4 million at September 30, 1996. This is a normal occurrence in that certificates of deposit, on which the customer has elected the interest accrual option, will accrue interest throughout the year but will be paid to the customer or added to the account at year end.

At December 31, 1995 the Company recorded liabilities of $42.0 million for securities purchased but not settled as of December 31, 1995. All of these transactions were settled during January 1996. At September 30, 1996 the Company had purchase commitments for securities of $895,000 which will settle in October 1996.

Other liabilities increased $1.2 million or 30% to $5.1 million at September 30, 1996. This was due to increases in accounts payable.

Total stockholder equity increased $78.7 million or 163% to $126.9 million at September 30, 1996. Retained earnings increased $3.7 million or 8% of which net income was $4.2 million for the nine month period ended September 30, 1996 and $445,000 was dividends paid to shareholders. Net unrealized holding losses on securities held for sale was $-1.4 million at September 30, 1996, a decrease of $4.3 million or -146%, compared to $3.0 million at December 31, 1995 due to the decline in market value of those investments. The other addition to stockholders equity of $79.3 million was the net proceeds from the sale of the Company's common stock during the recent conversion.

Comparison of the Consolidated Results of Operation for the Period of Three
---------------------------------------------------------------------------
Months ended September 30, 1996 and 1995.
-----------------------------------------

Net Income. Net income was $1.1 million for the period of three months ended September 30, 1996, a decrease of $5,000 or -.5% for the same period in 1995.

Interest Income. Interest income totaled $10.5 million for the period of three months ended September 30, 1996, an increase of $2.1 million or 25% compared to the $8.4 million recorded for the period of three months ended September 30, 1995. The average balances of interest-earning assets for the period of three months ended September 30, 1996 increased to $557.6 million, an increase of $92.9 million or 20%, compared to the average balance of interest-earning assets of $464.7 million for the same period in 1995. Total weighted average yield on interest-earning assets for the three month period ended September 30, 1996 was 7.54% compared to 7.22% for the comparable period in 1995. Interest on loans for the three month period ended September 30, 1996 was $4.7 million at a weighted average yield of 8.44%, an increase of $1.0 million or 28%, compared to interest income on loans of $3.7 million at a yield of 8.67% for the three month period ended September 30, 1995. This increase was due primarily to an increase in the weighted average balance of loans as the weighted average yield on loans decreased. The Company purchased $7.6 million of residential mortgage loans during the third quarter of 1996. For the three month period ended September 30, 1996 interest income on mortgage-related securities was $3.7 million at a weighted average yield of 7.33%, an increase of $1.1 million or 41%, compared to interest income of $2.6 million at a weighted average yield of 7.26% for the same period in 1995. The increase in interest income on mortgage-related securities was due to an increase in the balances of those securities and an increase in the weighted average yield on those securities. For the three month period ended September 30, 1996 interest income on investment securities was $2.0 million at a weighted average yield of 6.35%, a decrease of $19,000 or -1%, compared to income of $2.0 million at a weighted average yield of 5.52% for the same period in 1995. While the yield on investment securities increased from one period to the next, average balances of investments decreased $12.4 million or -9% for the two periods under comparison. Interest income on interest-earning deposits was $114,000 at a yield of 6.23% for the period of three months ended September 30, 1996, an increase of $8,000 or 8%, compared to income of $106,000 at a weighted average yield of 6.01% for the comparable period in 1995. The increases in all types of interest income was due to the influx of cash from the stock conversion and an increase in yields on interest earning assets.

Interest Expense. Interest expense for the three month period ended September 30, 1996 was $4.4 million, an increase of $75,000 or 2%, compared to $4.3 million for the same period in 1995. Average balances of interest-bearing liabilities was $420.1 million for the period of three months ended September 30, 1996 at a weighted average cost of 4.14% compared to average balances of $410.0 million at a weighted average cost of 4.17% for the period of three months ended September 30, 1995. Interest expense on money-market savings accounts was $101,000 at a weighted average cost of 2.51% for the period of three months ended September 30, 1996, a decrease of $17,000 or -14%, compared to $118,000 at a weighted average cost of 2.60% recorded for the same period in 1995. The weighted average cost of these accounts has not changed materially, but balances in this account have been declining at a steady rate for the past several years. Interest expense on passbook accounts was $1.2 million at a weighted average cost of 3.03% for the period of three months ended September 30, 1996, a decrease of $25,000 or -2%, compared to $1.3 million at a weighted average cost of 3.02% for the comparable period in 1995. Interest rates on these accounts have remained steady but average balances in these accounts have declined slightly as some accounts were used to pay for stock sold in the recent offering and other balances have shifted to higher paying certificate accounts. Interest expense on certificate accounts for the period of three months ended September 30, 1996 was $2.7 million at a rate of 5.36%, a decrease of $90,000 or -3%, compared to $2.8 million at a rate of 5.57% recorded for the same period in 1995. The decrease is due to lower rates paid on certificate accounts. Interest expense on checking accounts was $126,000 at a rate of 2.00% for the three month period ended September 30, 1996, an increase of $8,000 or 7%, compared to $118,000 at a rate of 1.97% paid for the three month period ended September 30, 1995. This increase was due to the steady increase in the balances in these accounts. There was no significant change in interest expense paid on escrow accounts for the two periods. Interest expense on borrowed funds for the three month period ended September 30, 1996 was $200,000 at a rate of 5.85% compared to $0 for the same period in 1995. The expense was the result of increased borrowings to fund general liquidity needs and investment purchases.

Net Interest Income: Net interest income for the period of three months ended September 30, 1996 was $6.2 million, an increase of $2.1 million or 50%, compared to $4.1 million recorded for the same period in 1995.

Provision for Loan Losses: The Company made no provision for loan losses during the period of three months ended September 30, 1995. Loan loss reserves were deemed adequate during that period. Beginning in January 1996 the Company began purchasing residential mortgage loans originated in areas outside the local lending area of the Company. Although the Company performs the same underwriting criteria for purchased loans as it does for originated loans, the Company has no experience concerning repayments on these loans. Consequently, the Company added $10,000 per month to the loan loss reserve for the first six months of 1996 and added $25,000 per month for the third quarter and will add $25,000 per month for the fourth quarter of 1996.

Non-interest Income: Non-interest income consists of service fees, gains (losses) on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the period of three months ended September 30, 1996 non-interest income was $2.0 million, an increase of $1.4 million or 221%, compared to $620,000 recorded for the same period in 1995. Service fees totaled $309,000 for the period of three months ended September 30, 1996, an increase of $25,000 or 9%, compared to $284,000 recorded for the same period in 1995. This increase resulted from the Company increasing service fees, particularly on checking accounts. Gains on the sale of securities increased to $535,000, an increase of $413,000 or 338%, compared to the $122,000 recorded for the comparable period in 1995. This increase resulted primarily from the timing and amounts of security sales. Gains on the sales of student loans were $162,000 for the three month period ended September 30, 1996 compared to $0 for the same period in 1995. This gain is the result of the decision to sell student loans as these loans move into repayment status. Fees from the sale of data processing services were $205,000, a decrease of $2,000 or -.1%, compared to $207,000 recorded for the same period in 1995. This is the result of normal billing cycles. During the quarter ended September 30, 1996 the Company restructured its defined benefit pension plan. This restructuring resulted in a one-time gain of $769,000. Other non-interest income for the period of three months ended September 30, 1996 was $8,000, an increase of $1,000 or 14% compared to the $7,000 recorded for the comparable period in 1995.

Non-interest Expense. Total non-interest expense was $6.4 million for the three month period ended September 30, 1996, an increase of $3.4 million or 112%, compared to $3.0 million for the same period in 1995. Salaries and employee benefits were $1.7 million for the three month period ended September 30, 1996, an increase of $134,000 or 9%, compared to the $1.5 million recorded for the same three month period in 1995. The company increased salaries approximately 3% for 1996 and incurred increases in benefit costs. Occupancy costs increased $61,000 or 18% to $406,000 for the period of three months ended September 30, 1996 compared to $345,000 recorded for the same period in 1995. The Company had no significant additions to plant and equipment for the period being compared. Deposit insurance premiums were $3.0 million for the three month period ended September 30, 1996. This amount included the Savings Insurance Fund Re-Capitalization special assessment of $2.8 million. This special assessment was the result of legislation passed September 30, 1996 to re-capitalize the Savings Institution Insurance Fund (SAIF). For the three month period ended September 30, 1995 deposit insurance premiums were $242,000. There was no significant change in insurance rates for the two periods being compared. Data processing costs increased slightly, $8,000 or 2%, from $368,000 for the three month period ended September 30, 1995 to $376,000 for the same period in 1996. Marketing costs increased $26,000 or 34% to $103,000 for the three month period ended September 30, 1996 compared to $77,000 incurred for the same period in 1995. Marketing efforts to acquire checking accounts and consumer loans were increased. Other non-interest expenses for the period of three months ended September 30, 1996 were $862,000, an increase of $393,000 or 84%, compared to $469,000 recorded for the same period in 1995. This increase was due to the Company now operating as a publicly held company. Corporate franchise taxes of $265,000 to the states of Delaware and Pennsylvania were incurred for the third quarter of 1996. Additionally, legal, accounting and other professional fees are now higher due to operation as a public company.

Income Tax Expense. Income tax expense of $584,000 for the three months ended September 30, 1996 resulted in an effective tax rate of 35%. The income tax expense recorded for the period of three months ended September 30, 1995 of $629,000 is an effective tax rate of 36%. There was no material change in the Company's tax rate. A dispute in the calculation of Pennsylvania Mutual Thrift income taxes for prior years was resolved in favor the Association. $47,000 reduced current year income tax provisions.

Average Balance Sheets and Analysis of Net Interest Income
----------------------------------------------------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following table presents certain information relating to the Company's average consolidated statements of financial condition and consolidated statements of income for the period of three months ended September 30, 1996 and 1995. The yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from daily average balances. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yield.

The following table presents average balances and yields on interest-earning assets and average balances and costs of interest-bearing liabilities at September 30, 1996 and September 30, 1995.

                                                 Three months ended September 30,         Three months ended September 30,
                                                               1996                                    1995

                                                 Average                                 Average
                                                 Balance     Interest    Yield/Cost      Balance     Interest    Yield/Cost
                                             -----------------------------------------------------------------------------
Assets:
    Interest-earning assets:
      Interest-earning deposits
        short-term investments                $  7,319     $   114          6.23%     $  7,055      $  106          6.01%
      Investment securities, net (1)           121,186       1,923          6.35%      141,155       1,947          5.52%
      Loans receivable, net (1) (2)            223,254       4,709          8.44%      169,204       3,667          8.67%
      Mortgage-backed securities, net (1)      203,547       3,732          7.33%      145,447       2,641          7.26%
      FHLB stock                                 2,305          37          6.42%        1,882          32          6.80%
                                             -----------------------------------------------------------------------------
         Total interest-earning assets         557,611     $10,515          7.54%      464,743      $8,393          7.22%
      Non-interest earning assets               14,831                                  12,841
                                             ---------                                --------
         Total assets                         $572,442                                $477,584
                                             =========                                ========

Liabilities and equity:
    Interest-bearing liabilities:
      Money market savings accounts           $ 16,066     $   101          2.51%     $ 18,142      $  118          2.60%
      Passbook accounts                        164,624       1,245          3.03%      168,020       1,270          3.02%
      NOW accounts                              25,177         126          2.00%       23,996         118          1.97%
      Certificate accounts                     198,741       2,665          5.36%      197,706       2,755          5.57%
                                             -----------------------------------------------------------------------------
         Sub-total                             404,608       4,137          4.14%      407,864       4,261          4.18%
      Borrowings                                13,395         196          5.85%            0           0          0.00%
      Other                                      2,121          17          3.21%        2,200          14          2.55%
                                             -----------------------------------------------------------------------------
         Total interest-bearing liabilities    420,124     $ 4,350          4.14%      410,064      $4,275          4.17%

    Non-interest bearing liabilities            24,450                                  21,191
    Equity                                     127,868                                  46,329
                                             ---------                                --------
         Total liabilities and equit          $572,442                                $477,584
                                             =========                                ========


Net interest rate spread (3)                               $ 6,165          3.40%                   $4,118          3.05%
Net interest margin (4)                                                     4.42%                                   3.54%
Ratio of interest-earning assets to
    interest-bearing liabilities                                          132.73%                                 113.33%

(1) Includes related assets available for sale and unamortized discounts and premiums.
(2) Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.
(3) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by interest-earning assets.

Comparison of the Consolidated Results of Operation for the Period of Nine
--------------------------------------------------------------------------
Months ended September 30, 1996 and 1995.
-----------------------------------------

Net Income. Net income was $4.2 million for the period of nine months ended September 30, 1996, an increase of $1.1 million or 37% for the same period in 1995.

Interest Income. Interest income totaled $29.5 million for the period of nine months ended September 30, 1996, an increase of $5.0 million or 20% compared to the $24.5 million recorded for the period of nine months ended September 30, 1995. The average balances of interest-earning assets for the period of nine months ended September 30, 1996 increased to $528.3 million, an increase of $67.8 million or 15%, compared to the average balance of interest-earning assets of $460.5 million for the same period in 1995. Total weighted average yield on interest-earning assets for the nine month period ended September 30, 1996 was 7.44% compared to 7.09% for the comparable period in 1995. Interest on loans for the nine month period ended September 30, 1996 was $13.4 million at a yield of 8.50%, an increase of $3.2 million or 31%, compared to interest income on loans of $10.2 million at a yield of 8.23% for the nine month period ended September 30, 1995. This increase was due to an increase in the weighted average balance of loans and the increase in the weighted average yield. The Company purchased $62.4 million of residential mortgage loans during the nine months of 1996. For the nine month period ended September 30, 1996 interest income on mortgage-related securities was $10.4 million at a weighted average yield of 7.0%, an increase of $1.6 million or 19%, compared to interest income of $8.8 million at a weighted average yield of 7.25% for the same period in 1995. Although average balances in mortgage-related securities increased between the two periods, securities with shorter average lives and accelerated payment functions were added to the portfolio. These securities tend to have lower yields than standard thirty-year fixed rate securities. For the nine month period ended September 30, 1996 interest income on investment securities was $4.9 million at a yield of 6.31%, a decrease of $145,000 or -6%, compared to income of $5.1 million at a weighted average yield of 5.33% for the same period in 1995. Interest income on interest-earning deposits was $742,000 at a yield of 6.30% for the period of nine months ended September 30, 1996, an increase of $377,000 or 103%, compared to income of $365,000 at a weighted average yield of 6.08% for the comparable period in 1995. The increases in all types of interest income was due to the influx of cash from the stock conversion and an increase in yields on interest earning assets.

Interest Expense. Interest expense for the nine month period ended September 30, 1996 was $12.7 million, an increase of $356,000 or 3%, compared to $12.3 million for the same period in 1995. Average balances of interest-bearing liabilities was $412.4 million for the period of nine months ended September 30, 1996 at a weighted average cost of 4.10% compared to average balances of $409.5 million at a weighted average cost of 4.01% for the period of nine months ended September 30, 1995. Interest expense on money-market savings accounts was $309,000 at a weighted average cost of 2.50% for the period of nine months ended September 30, 1996, a decrease of $46,000 or -13%, compared to $355,000 at a weighted average cost of 2.51% recorded for the same period in 1995. The weighted average cost of these accounts has not changed materially, but balances in this account have been declining at a steady rate for the past several years. Interest expense on passbook accounts was $3.7 million at a weighted average cost of 3.00% for the period of nine months ended September 30, 1996, a decrease of $154,000 or -4%, compared to $3.9 million at a weighted average cost of 3.00% for the comparable period in 1995. Interest rates on these accounts have remained steady but average balances in these accounts have declined slightly as some accounts were used to pay for stock sold in the recent offering and other balances have shifted to higher paying certificate accounts. Interest expense on certificate accounts for the period of nine months ended September 30, 1996 was $8.1 million at a rate of 5.37%, an increase of $336,000 or 4%, compared to $7.7 million at a rate of 5.34% recorded for the same period in 1995. The increase is due to increases in account balances and increases in rates paid on these accounts due to a general rise in interest rates from one period to the next. Interest expense on checking accounts was $369,000 at a rate of 2.01% for the nine month period ended September 30, 1996, an increase of $23,000 or 7%, compared to $346,000 at a rate of 2.00% paid for the nine month period ended September 30, 1995. This increase was due to the steady increase in the balances in these accounts. There was no significant change in interest expense paid on escrow accounts for the two periods.

Net Interest Income: Net interest income for the period of nine months ended September 30, 1996 was $16.8 million, an increase of $4.6 million or 38%, compared to $12.2 million recorded for the same period in 1995.

Provision for Loan Losses: The Company made no provision for loan losses during the period of nine months ended September 30, 1995. Loan loss reserves were deemed adequate during that period. Beginning in January 1996 the Company began purchasing residential mortgage loans originated in areas outside the local lending area of the Company. Although the Company performs the same underwriting criteria for purchased loans as it does for originated loans, the Company has no experience concerning repayments on these loans. Consequently, the Company added $135,000 to the loan loss reserve because of the increases in the loan portfolio and the increase in the average loan balance in purchased loans.

Non-interest Income: Non-interest income consists of service fees, gains (losses) on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the period of nine months ended September 30, 1996 non-interest income was $3.0 million, an increase of $1.4 million or 86%, compared to $1.6 million recorded for the same period in 1995. Service fees totaled $680,000 for the period of nine months ended September 30, 1996, an increase of $66,000 or 11%, compared to $614,000 recorded for the same period in 1995. This increase resulted from the Company increasing service fees, particularly on checking accounts. Gains on the sale of securities was $580,000, an increase of $269,000 or 87%, compared to the $311,000 recorded for the comparable period in 1995. This increase resulted primarily from the timing and amounts of security sales. For the period of nine months ended September 30, 1996 gains on the sale of student loans were $311,000 compared to $0 for the same period in 1995. The Company has decided to sell student loans when those loans reach repayment status. In September 1996 the Company restructured its defined benefit pension plan and realized a one-time before tax gain of $769,000 from the restructuring. Fees from the sale of data processing services were $607,000, an increase of $16,000 or 3% compared to $591,000 recorded for the same period in 1995. This is the result of normal fee increases. Other non-interest income for the period of nine months ended September 30, 1996 was $24,000, a decrease of $56,000 or -70% compared to the $80,000 recorded for the comparable period in 1995.

Non-interest Expense. Total non-interest expense was $13.1 million for the nine month period ended September 30, 1996, an increase of $4.1 million or 46%, compared to $8.9 million for the same period in 1995. Salaries and employee benefits were $4.8 million for the nine month period ended September 30, 1996, an increase of $348,000 or 8%, compared to the $4.4 million recorded for the same nine month period in 1995. The company increased salaries approximately 3% for 1996 and incurred increases in benefit costs. Until the Company's defined benefit retirement program was restructured effective June 30, 1996, the Company was accruing expenses for the first six months of 1996 for this plan as well as for the newly instituted ESOP plan and 401K plan. Occupancy costs increased $21,000 or 2% to $1.2 million for the period of nine months ended September 30, 1996 compared to $1.2 million recorded for the same period in 1995. The Company had no significant additions to plant and equipment for the period being compared. Deposit insurance premiums were $3.5 million for the nine month period ended September 30, 1996, an increase of $2.8 million or 380%, compared to $727,000 recorded for the same period in 1995. Premiums paid in September 30, 1996 included the one-time special assessment enacted by legislation signed on September 30, 1996. The special assessment to the Company totaled $2.8 million. There was no significant change in insurance rates for the two periods being compared. Data processing costs increased slightly, $4,000 or .4%, from $1.1 million for the nine month period ended September 30, 1995 to $1.1 million for the same period in 1996. Marketing costs increased $74,000 or 31% to $313,000 for the nine month period ended September 30, 1996 compared to $239,000 incurred for the same period in 1995. Marketing efforts to acquire checking accounts and consumer loans were increased. Other non-interest expenses for the period of nine months ended September 30, 1996 were $2.2 million, an increase of $923,000 or 71%, compared to $1.3 million recorded for the same period in 1995. This increase was due to the Company now operating as a publicly held company. Corporate franchise taxes of $530,000 to the states of Delaware and Pennsylvania were incurred for the first nine months of 1996. Additionally, legal, accounting and other professional fees are now higher due to operation as a public company.

Income Tax Expense. Income tax expense of $2.4 million for the nine months ended September 30, 1996 resulted in an effective tax rate of 36%. The income tax expense recorded for the period of nine months ended September 30, 1995 of $1.8 million is an effective tax rate of 37%. There was no material change in the Company's tax rate. A dispute in the calculation of Pennsylvania Mutual Thrift income taxes for prior years was resolved in favor of the Association. $47,000 reduced current year income tax provisions.


Liquidity and Capital Resources
-------------------------------

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

The Association is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision regulations. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1% respectively. The Association's liquidity and short-term liquidity for the month of September, 1996 were 26.21% and 6.37% respectively. The high levels of liquidity were due to the influx of cash due to the recent stock offerings and management's maintenance of higher than required levels of liquidity in order to better manage interest rate risk.

At September 30, 1996 the Company had commitments to originate loans of $105,000 and to purchase mortgage-backed securities of $6 million. The Company anticipates that it will have sufficient funds available to meet these commitments.

At September 30, 1996 the Company's total stockholder equity exceeded each of the OTS capital requirements. OTS required tangible capital ratio to total assets is 1.5%; the Company had 21.7%. Core capital to total assets requirement was 3%; the Company had 21.7%. Risk based capital to adjusted risk based assets requirement was 8 %; the Company had 61%.

Average Balance Sheets and Analysis of Net Interest Income
----------------------------------------------------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following table presents certain information relating to the Company's average consolidated statements of financial condition and consolidated statements of income for the period of nine months ended September 30, 1996 and 1995. The yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from daily average balances. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yield.

The following table presents average balances yields on interest-earning assets and average balances and costs of interest-bearing liabilities at September 30, 1996 and September 30, 1995.

                                                     Nine months ended September 30,          Nine months ended September 30,
                                                                  1996                                    1995

                                                  Average                                Average
                                                  Balance     Interest    Yield/Cost     Balance     Interest    Yield/Cost
                                               -----------------------------------------------------------------------------
Assets:
   Interest-earning assets:
     Interest-earning deposits and
      short-term investments                       $ 15,697     $   742          6.30%    $  8,020     $   366          6.08%
     Investment securities, net (1)                 101,709       4,812          6.31%     127,456       5,096          5.33%
     Loans receivable, net (1) (2)                  209,983      13,382          8.50%     162,632      10,218          8.38%
     Mortgage-related securities, net (1)           198,670      10,423          7.00%     160,575       8,728          7.25%
     FHLB stock                                       2,212         103          6.21%       1,825          90          6.58%
                                                 ----------------------------------------------------------------------------
         Total interest-earning assets              528,271     $29,462          7.44%     460,508     $24,498          7.09%
Non-interest earning assets                          17,050                                 13,477
                                                 ----------                             ----------
         Total assets                              $545,321                               $473,985
                                                 ==========                             ==========

Liabilities and equity:
   Interest-bearing liabilities:
     Money market savings accounts                 $ 16,500     $   309          2.50%    $ 18,838     $   355          2.51%
     Passbook accounts                              164,705       3,708          3.00%     172,174       3,862          3.00%
     NOW accounts                                    24,443         369          2.01%      23,491         346          2.00%
     Certificate accounts                           199,842       8,051          5.37%     192,525       7,715          5.34%
                                                 ----------------------------------------------------------------------------
         Sub-total                                  405,490      12,437          4.09%     407,028      12,278          4.03%
     Borrowings                                       4,615         200          5.78%          64           8          6.39%
     Other                                            2,271          44          2.58%       2,426          39          2.14%
                                                 ----------------------------------------------------------------------------
         Total interest-bearing liabilities         412,376     $12,681          4.10%     409,518     $12,325          4.01%
   Non-interest bearing liabilities                  32,047                                 20,388
   Equity                                           100,898                                 44,079
                                                 ----------                             ----------
         Total liabilities and equity              $545,321                               $473,985
                                                 ==========                             ==========

Net interest rate spread (3)                                    $16,781          3.34%                 $12,173          3.08%
Net interest margin (4)                                                          4.24%                                  3.52%
Ratio of interest-earning assets to
   interest-bearing liabilities                                                128.10%                                112.45%

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

Allowance for Loan Losses
-------------------------

The following table sets forth the changes in the allowance for loan losses for the nine months ended September 30, 1996 (in thousands):

            Balance, December 31, 1995    $  817
            Provision for loan losses        135
            Net charge-offs                   (5)
                                          ------

            Balance, September 30, 1996   $  947
                                          ======

Non-Performing Assets
---------------------

The following table presents information regarding the Company's non-performing assets at the dates indicated:

                                               Sept. 30,       Dec. 31,
                                                  1996           1995
                                             ---------------------------
                                                   (in thousands)
Non-performing loans:
   Non-accrual loans                              $1,104          $1,460
   Accruing loans which are contractually
      past due 90 days or more                         0               0
------------------------------------------------------------------------
      Total non-performing loans                   1,104           1,460
   Real estate owned                                   0               0
------------------------------------------------------------------------
         Total non-performing assets              $1,104          $1,460
========================================================================

   Non-performing loans as a % of gross
    loans receivable                                0.49%           0.81%
   Non-performing loans to total assets             0.19%           0.28%
   Allowance for loan loss as a % of
    gross loans receivable                          0.42%           0.45%
   Allowance for loan loss to
    non-performing loans                            0.86%          56.30%

Since the Association had no loans considered impaired under Financial Accounting Standards Board Statement No. 114 during the nine months ended September 30, 1996, the average recorded investment was zero. As a result, there was no interest income recognized on impaired loans during the nine months ended September 30, 1996.

Other Developments
------------------

The Company's data processing division, DataOne Financial Services, currently provides data processing services to the Association and to two other financial institutions. One of these other institutions has notified DataOne that it will not renew its contract when in expires in September 1996. DataOne is attempting to replace this company with a new client.

The Company has entered into an agreement with Wal-Mart stores to establish a branch office in Wal-Mart's new super store under construction in Rostraver Township. This office began operations in October 1996. The Company has also entered into agreements with Wal-Mart to open branches in Wal-Mart stores in North Fayette Township and in the Borough of West Mifflin. The North Fayette branch is expected to open in January 1997 and the West Mifflin branch is expected to open in March 1997.

The Company has also entered into an agreement to purchase approximately $28 million of deposits from First Home Savings of Pittsburgh. These deposits are in First Home branches located in communities now being served by several of the Company's branches. The Company does not expect to incur significant additional costs to service these deposits. The Company agreed to pay a premium of 5% for these deposits. This transaction is subject to regulatory approval and is expected to close in December 1996.

On September 30, 1996 legislation was signed into law to recapitalize the Savings Institutions Insurance Fund (SAIF). This recapitalization required SAIF insured institutions to pay a one-time special assessment of 65.7 cents for every one hundred dollars of deposits. The one-time assessment, required to be expensed on September 30, 1996, is tax deductible and payable on November 27, 1996. For the Company this assessment amounted to $2.8 million before tax or a net after-tax charge to earnings per share of $.23.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1. Legal Proceedings
------- -----------------

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

Item 2. Changes in Securities
------- ---------------------
               None

Item 3. Defaults upon Senior Securities
------- -------------------------------
               None

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

        The Company held a special meeting of stockholders on October 16, 1996 and ratified the GA Financial, Inc. 1996 stock-based Incentive Plan.
        The Incentive Plan authorizes the granting of options to purchase common stock, option-related awards and awards of common stock. Subject to certain adjustments to prevent dilution of awards to participants, the number of shares reserved for awards under the Incentive Plan is 1,246,000, which is 14% of the outstanding shares of the common stock as of the effective date of the Incentive Plan. Of the 8,900,000 shares eligible to vote, 6,635,134 or 75% were voted. The number of votes cast for the plan was 5,318,072. The number of votes against was 1,299,760, and the number that abstained was 17,302.

Item 5. Other Information
------- -----------------

        On November 6, 1996, GA Financial, Inc. announced that it has requested and received approval from the Office of Thrift Supervision (OTS) to repurchase up to 5%, or 445,000 shares of its outstanding common stock. Under the repurchase program, the repurchases will be made in open-market transactions, subject to the availability of stock, during the next six months.


Item 6. A.   Exhibits
------- ------------
        99.  Press Release on Stock Repurchase
        27.  Financial Data Schedule

         B.  Reports on Form 8-K
         -----------------------
                 None

                      GA FINANCIAL, INC. AND SUBSIDIARIES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                GA FINANCIAL, INC.
                                   --------------------------------------------
                                                  (Registrant)



Date  November 12, 1996        By  /s/John M. Kish
      -----------------            ---------------------------------------------
                                                 John M. Kish
                               Chairman of the Board and Chief Executive Officer



Date  November 12, 1996        By  /s/Raymond G. Suchta
      -----------------            ---------------------------------------------
                                                 Raymond G. Suchta
                                      Chief Financial Officer and Treasurer