Form 10-K405
period 1996-12-31
GA FINANCIAL INC
filed 1997-03-28
CIK 1005313

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                  For the fiscal year ended DECEMBER 31, 1996
                         Commission File No.:  1-14154

                               GA FINANCIAL, INC.
             (exact name of registrant as specified in its charter)

                 DELAWARE                             25-1780835
     (State or other jurisdiction of          (I.R.S. Employer I.D. No.)
     incorporation or organization)

            4750 CLAIRTON BOULEVARD, PITTSBURGH, PENNSYLVANIA 15236
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (412) 882-9946
          Securities registered pursuant to Section 12(b) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)

       Securities registered pursuant to Section 12(g) of the Act:  NONE

                          THE AMERICAN STOCK EXCHANGE
                     (Name of exchange on which registered)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No         .
                                               -------     --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $132,808,304, based upon the last sales price as listed on The American Stock Exchange for March 4, 1997.

     The number of shares of Common Stock outstanding as of March 4, 1997 is:
8,455,000.
                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1996, ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

     PORTIONS OF THE PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                     INDEX

                                                               PAGE
                                     PART I

Item 1.    Business...........................................   1

Additional Item. Executive Officers of the Registrant.........  42

Item 2.    Properties.........................................  43

Item 3.    Legal Proceedings..................................  44

Item 4.    Submission of Matters to a Vote of Security Holders  44

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters................................  44

Item 6.    Selected Financial Data............................  44

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................  45

Item 8.    Financial Statements and Supplementary Data........  45

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............  45

                                    PART III

Item 10.    Directors and Executive Officers of the
            Registrant........................................  45

Item 11.    Executive Compensation............................  45

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management....................................  45

Item 13.    Certain Relationships and Related Transactions....  45

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K.........................................  46

SIGNATURES

ITEM 1.  BUSINESS.
-----------------
GENERAL

     GA Financial, Inc. (the "Company") was incorporated under Delaware law in December 1995. The Company completed its initial public offering of 8,900,000 shares of common stock on March 26, 1996 in connection with the conversion of Great American Federal Savings and Loan Association (the "Association") from the mutual to stock form of ownership. The Association is a federally chartered savings and loan association and is wholly-owned by the Company. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Association. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Association. At December 31, 1996, the Company had total assets of $634.0 million, total deposits of $449.6 million and total stockholders' equity of $122.4 million.

     The Association was originally chartered in 1914. The Association's principal business is to operate a customer oriented savings and loan association. The Association attracts retail deposits from the general public in its primary market area and invests those funds primarily in fixed-rate one- to four-family owner-occupied mortgage loans, consumer loans and investment, mortgage-backed and mortgage-related securities. To a lesser extent, the Association invests in construction and development loans, multi-family loans and commercial real estate loans. The Association's revenues are derived principally from interest on mortgage loans and interest and dividends on investment, mortgage-backed and mortgage-related securities and, to a much lesser extent, short-term investments and other fees and services charges. The Association's primary source of funds is retail deposits.

     The Company's and Association's executive offices are located at 4750 Clairton Boulevard, Pittsburgh, Pennsylvania 15236. The telephone number is
(412) 882-9946.

MARKET AREA AND COMPETITION

     The Association has been, and continues to be, a community-oriented savings institution offering a variety of financial services to meet the needs of the communities which it serves. Its primary market area is the areas surrounding its branch offices while its lending activities include areas throughout Allegheny, Beaver, Butler, Washington and Westmoreland Counties, Pennsylvania. In addition to its principal office in Whitehall, the Association operates twelve other retail offices, all of which are located in the southern and eastern suburbs of the Pittsburgh greater metropolitan area in Allegheny and Westmoreland Counties. These communities are composed mostly of stable, residential neighborhoods of predominantly one- and two-family residences. Some of the areas in which the Association maintains a branch office have become depressed in recent years due to the general downturn in the local economy.
This has resulted in significant decreases in total deposits in the Association's branch offices located in those areas. Accordingly, the Association has opened new branch offices in other areas of the greater Pittsburgh metropolitan area which have experienced growth.

     The greater Pittsburgh metropolitan area has been in the process of restructuring over the past decade. Once centered on heavy manufacturing, primarily steel, its economic base is now more diverse, including technology, health and business services. Several "Fortune 500" industrial firms are headquartered in the greater Pittsburgh area, including USX Corp., Westinghouse Electric Corp. and Aluminum Company of America. The largest employers in Pittsburgh, by the number of local employees, include Westinghouse, USAir, the University of Pittsburgh, PNC Corp., Mellon Bank Corp., USX Corp., and a number of healthcare firms, facilities and providers. Seven colleges and universities are located in the greater Pittsburgh metropolitan area.

LENDING ACTIVITIES

     Loan Portfolio Composition. The Association's loan portfolio primarily consists of first mortgage loans secured by one- to four-family residences and consumer loans (consisting of home equity loans and education loans) and, to a much lesser extent, multi-family loans, residential construction and development loans, commercial real estate loans and other loans. At December 31, 1996, the Association had total loans outstanding of $234.9 million, of which $178.2 million were one- to four-family residential mortgage loans, or 75.9% of the Association's total loans. At such date, the remainder of the Association's loan portfolio consisted of $37.6 million of consumer loans, or 16.0% of total loans; $6.7 million of multi-family residential loans, or 2.9% of total loans; $3.5 million of construction and development loans, or 1.5% of total loans; $5.1 million of commercial real estate loans, or 2.1% of total loans; and $3.8 million of other loans, or 1.6% of total loans. At that same date, 2.3% of the Association's mortgage loans had adjustable interest rates. Due, in part, to the decline in the local economy and a corresponding decline in demand for mortgage loans secured by one- to four-family residential properties located in the Association's market area, the Association's one- to four-family mortgage loan portfolio has decreased from $150.6 million, or 35.3% of total assets, at December 31, 1990 to $178.2 million, or 28.1% of total assets, at December 31, 1996. The Association has attempted to offset the decline in demand for one- to four-family mortgage loans secured by properties located in the Association's market area by purchasing such loans secured by properties outside of its primary market area and during the year ended December 31, 1996, the Association purchased $71.2 million of such loans primarily secured by properties located in Pennsylvania, Ohio, Delaware and New York. Additionally, the Association intends to expand the number of entities from which it purchases such loans and the geographic areas in which the properties securing such loans are located, to include areas of Maryland, Virginia, North Carolina, South Carolina and the District of Columbia.

     The types of loans that the Association may originate are subject to federal and state laws and regulations. Interest rates charged by the Association on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors.
These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

     The following table sets forth the composition of the Association's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.


                                                                   AT DECEMBER 31,
                           --------------------------------------------------------------------------------------------------
                                    1996                     1995                     1994                     1993
                           ---------------------     ---------------------     ---------------------     --------------------
                                        PERCENT                   PERCENT                   PERCENT                   PERCENT
                             AMOUNT     OF TOTAL     AMOUNT       OF TOTAL     AMOUNT       OF TOTAL     AMOUNT       OF TOTAL
                           --------     --------     ------       --------     ------       --------     ------       --------
Mortgage loans:
 One-to four-family........  $178,234     75.89%    $122,509        66.79%    $105,419        67.15%    $103,190        67.48%
 Multi-family..............     6,727      2.87        7,208         3.93        8,259         5.26        8,364         5.47
 Commercial................     5,053      2.15        3,290         1.79        2,043         1.30        2,604         1.70
 Construction and
     development...........     3,545      1.51        5,891         3.21        4,830         3.08        8,177         5.35
Consumer loans:
 Home equity...............    22,153      9.43       20,151        10.99       17,808        11.34       16,518        10.80
 Education.................    15,383      6.55       20,766        11.32       14,680         9.35       10,151         6.64
Other:
 Unsecured personal loans..     1,534      0.65        1,250         0.68        1,298         0.83        1,376         0.90
 Loans on savings accounts.     2,062      0.88        2,159         1.18        2,419         1.54        2,176         1.42
 Other loans...............       164      0.07          199         0.11          230         0.15          368         0.24
                             --------    ------     --------       ------     --------       ------     --------       ------
      Total loans..........   234,855    100.00%     183,423       100.00%     156,986       100.00%     152,924       100.00%
                             --------    ======     --------       ======     --------       ======     --------       ======
Less:
 Undisbursed loan funds....      (684)                (1,363)                   (1,825)                   (5,380)
 Unamortized discounts, net        --                     --                        --                        --
 Deferred loan fees........    (1,381)                  (963)                     (738)                     (675)
 Allowance for loan losses.    (1,031)                  (822)                     (850)                     (846)
                             --------               --------                  --------                  --------
      Total loans, net.....  $231,759               $180,275                  $153,573                  $146,023
                             ========               ========                  ========                  ========
                                    AT DECEMBER 31,
                                          1992
                                -----------------------
                                               PERCENT
                                  AMOUNT       OF TOTAL
                                 ---------    ---------
Mortgage loans:
 One- to four-family........    $124,714        73.52%
 Multi-family...............       9,855         5.81
 Commercial.................       2,601         1.53
 Construction and
     development............       8,128
Consumer loans:
 Home equity................      13,853         8.17
 Education..................       6,378         3.76
Other:
 Unsecured personal loans...       1,406         0.83
 Loans on savings accounts..       2,280         1.34
 Other loans................         419         0.25
                                --------       ------
      Total loans...........     169,634       100.00%
                                --------       ======
Less:
 Undisbursed loan funds.....      (4,526)
 Unamortized discounts, net.          --
 Deferred loan fees.........        (857)
 Allowance for loan losses..        (750)
                                --------
      Total loans, net......    $163,501
                                ========

     Loan Maturity. The following table shows the remaining contractual maturity of the Association's loans at December 31, 1996. At December 31, 1996, all of the Association's loans were categorized as held for investment. The table does not include the effect of future principal prepayments. Principal prepayments and scheduled principal amortization on loans totalled $21.8 million, $26.9 million and $31.2 million for the years ended December 31, 1996, 1995, and 1994, respectively.



                                                                   AT DECEMBER 31, 1996
                                       --------------------------------------------------------------------------
                                         ONE- TO                       CONSTRUCTION                       TOTAL
                                          FOUR-    MULTI-                  AND                            LOANS
                                          FAMILY   FAMILY  COMMERCIAL  DEVELOPMENT   CONSUMER  OTHER   RECEIVABLE
                                       ----------  ------- ----------  ------------ ---------  -----   ----------
                                                                      (IN THOUSANDS)
Amounts due:
 One year or less......................  $    198  $  656      $   22      $1,423     $    82  $2,066    $  4,447
                                         --------  ------      ------      ------     -------  ------    --------
 After one year:
  More than one year to three years....       760     283          54         730          37      77       1,941
  More than three years to five years..     2,114     300          13          --      19,621   1,617      23,665
  More than five years to 10 years.....    12,069     654       2,607          --      16,686      --      32,016
  More than 10 years to 20 years.......    35,451   4,834         535         385       1,110      --      42,315
  More than 20 years...................   127,642      --       1,822       1,007          --      --     130,471
                                         --------  ------      ------      ------     -------  ------    --------

  Total due after December 31, 1997....   178,036   6,071       5,031       2,122      37,454   1,694     230,408
                                         --------  ------      ------      ------     -------  ------    --------

  Total amount due.....................  $178,234  $6,727      $5,053      $3,545     $37,536  $3,760    $234,855
                                         ========  ======      ======      ======     =======  ======    ========
    Less:
     Undisbursed loan funds..........................................................................        (684)
     Deferred loan fees, net.........................................................................      (1,381)
     Allowance for loan
         losses......................................................................................      (1,031)
                                                                                                         --------
  Total loans, net...................................................................................    $231,759
                                                                                                         ========

     The following table sets forth at December 31, 1996 the dollar amount of loans contractually due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates.

                                            DUE AFTER DECEMBER 31, 1997
                                           -----------------------------
                                            FIXED    ADJUSTABLE   TOTAL
                                           -------  ------------ -------
                                                   (IN THOUSANDS)
Mortgage loans:
  One- to four-family...................   $174,004      $4,032  $178,036

  Multi-family..........................      6,071          --     6,071

  Construction and development..........      2,122          --     2,122

  Commercial............................      4,946          85     5,031

Consumer loans:

  Home equity...........................     20,670       1,401    22,071

  Education.............................     15,383          --    15,383

Other Loans:

  Unsecured personal loans..............        741         789     1,530

  Loans on savings accounts.............         --          --        --

  Other loans...........................        164          --       164
                                           --------      ------  --------
Total loans receivable..................   $224,101      $6,307  $230,408
                                           ========      ======  ========


     Origination, Sale, Servicing and Purchase of Loans. The Association's mortgage origination lending activities are conducted by loan personnel at its twelve full service branch offices. Although the Association offers both adjustable-rate and fixed-rate mortgage loans, the substantial majority of the Association's loan originations have been fixed-rate mortgage loans. The Association's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Association has not emphasized the origination of adjustable-rate mortgage loans due to the relatively low demand for such loans in the Association's primary market area and aggressive pricing by competitors offering such loans. While the Association generally retains for its portfolio all of the mortgage loans that it originates, the Association may, in the future, sell mortgage loans that it originates depending on market conditions and the financial condition of the Association. At December 31, 1996, there were no mortgage loans categorized as held for sale. Due to the low demand for mortgage loans secured by properties in its primary market area, the Association has recently emphasized the purchase of single-family owner-occupied mortgage loans which are primarily secured by properties located outside of the Association's primary market area, such as other regions of Pennsylvania and Ohio and New York. In addition, in response to the low demand for one- to four-family mortgage loans in its primary market area, the Association has also emphasized the origination of consumer loans consisting of home equity loans and education loans. The Association intends to continue purchasing single-family owner-occupied loans to supplement reduced loan demand as needed, and is attempting to increase the number of entities from which it purchases such loans and expand the geographic areas in which the properties securing such loans are located, including regions of Virginia, Maryland, North Carolina, South Carolina and the District of Columbia. In addition, beginning in the first quarter of 1996, the Association began to offer credit card loans. Loans purchased by the Association generally must meet the same underwriting criteria as loans originated by the Association. Loans purchased by the Association are generally funded by the Association, closed in the name of the correspondent financial institution and immediately assigned to the

Association, and are generally purchased by the Association on a servicing released basis. At December 31, 1996, the Association had $113.3 million of loans serviced by others which were serviced by approximately 30 third-party loan servicers. At such date, $53.3 million of purchased loans, or 47.0% of such loans, were purchased from one mortgage lender affiliated with a residential development company.

     The following table sets forth the Association's loan originations, purchases, sales and principal repayments for the periods indicated:


                                FOR THE YEARS ENDED DECEMBER 31,
                                --------------------------------
                                   1996       1995       1994
                                ---------  ----------  ---------
                                          (IN THOUSANDS)
Gross loans(1):
Beginning balance...............  $183,423   $156,986   $152,924
Loans originated:
 Mortgage loans:
  One- to four-family...........     5,004      2,159      5,084
  Multi-family..................       181         --        550
  Commercial....................       600      2,680      1,922
  Construction and development..     1,976      2,625      7,802
 Consumer loans:
  Home equity...................    11,256     10,660      9,781
  Education.....................     8,680      9,318      5,559
 Other:
  Unsecured personal loans......       780        661        713
  Loans on savings accounts.....     1,235      1,063      1,361
                                  --------   --------   --------
   Total loans originated.......    29,712     29,166     32,772
Loans purchased(2)..............    71,156     24,250      2,448
                                  --------   --------   --------
   Total........................   284,291    210,402    188,144
Less:
Principal repayments............   (37,186)   (26,899)   (31,158)
Sales of loans..................   (12,232)        --         --
Transfer to REO.................       (18)       (80)         -
                                  --------   --------   --------
  Total loans...................   234,855    183,423    156,986
Loans held for sale.............   (15,383)        --          -
                                  --------   --------   --------
Ending balance..................  $219,472   $183,423   $156,986
                                  ========   ========   ========

____________________
(1) Gross loans include receivables held for investment and loans held for sale.
(2) All such loans are secured by single-family properties.

     One- to Four-Family Residential Mortgage Lending. The Association offers residential mortgage loans primarily secured by owner-occupied one- to four-family residences. Loan originations are generally obtained from existing or past customers, members of the local communities served, or referrals from local real estate agents, attorneys and builders. The Association primarily originates fixed-rate loans, but also offers adjustable-rate mortgage ("ARM") loans. At December 31, 1996, one- to four-family mortgage loans totalled $178.2 million, or 75.9% of total loans. Of the Association's mortgage loans secured by one- to four-family residences, $174.2 million, or 97.7%, were fixed-rate loans.

     The Association originates most mortgage loans for its own portfolio. Originated mortgage loans are secured by properties located within the Association's primary market area of Allegheny, Beaver, Butler, Washington and Westmoreland Counties, Pennsylvania. However, due to the low level of one-to four-family mortgage loan demand in the Association's primary market area, the Association's one- to four-family mortgage loan portfolio has decreased 19.3% from $150.6 million, or 35.3% of total assets and 76.2% of total loans, at December 31, 1990 to $178.2 million, or 28.1% of total assets and 75.9% of total loans, at December 31, 1996.

     The Association also presently offers one year ARM loans. One-year ARM loans have interest rates that adjust annually based on a spread of 275 basis points above the weekly average yield of the one year CMT Index, subject to a limitation on interest rate increases and decreases of 2.0% per year, a lifetime ceiling on interest rate increases of 6.0% above the origination rate, and a floor on interest rate decreases of 4.0% below the origination rate. The Association offers these loans with conversion features whereby the loan may be converted to a fixed-rate loan one time during the first five years of the loan. The Association's ARM loans are offered with terms of up to 30 years.

     The volume and types of ARM loans originated by the Association have been affected by such market factors as the level of interest rates, competition, consumer preferences and the availability of funds. In recent years, demand for ARM loans has been weak due to the low interest rate environment and consumer preference for fixed-rate loans. In addition, management's strategy has been to emphasize fixed-rate loans. Therefore, the Association has not offered competitive interest rates on its ARM loans.

     The Association has not sold one- to four-family mortgage loans in the secondary market. Mortgage loans that are originated by the Association are underwritten in conformity with FNMA secondary market requirements. The Association has been approved by the FNMA to sell mortgage loans in the secondary market, and may sell loans to FNMA in the future.

     Generally, with the exception of its community loan programs, the Association's maximum loan-to-value ("LTV") ratio on one- to four-family mortgage loans is 90%. However, loans with LTV ratios in excess of 80% generally require the borrower to obtain private mortgage insurance ("PMI"). The Association's one- to four-family residential mortgage loans do not provide for negative amortization. Mortgage loans in the Association's portfolio generally include due-on-sales clauses, which provide the Association with the contractual right to demand the loan immediately due and payable in the event the borrower transfers ownership of the property that is subject to the mortgage. The maximum one- to four-family loan amount is $325,000, unless otherwise approved by the Board.

     In an effort to provide financing for low and moderate income home buyers, the Association participates in various Community Loan Programs. These programs offer single-family residential mortgage loans to residents of the CRA delineated lending areas. These loans are offered with terms of up to 30 years. Such loans must be secured by a single-family owner-occupied unit. These loans are originated using modified underwriting guidelines with reduced down payments and loan fees. Such loans are originated in amounts up to 97% of the lower of the property's appraised value or the sale price. Private mortgage insurance is normally required. Because the Association typically charges a lower rate of interest, lower mortgage origination fees and a discount on closing costs on its Community Loan Programs, the Association expects to achieve a lower rate of return on such loans, as compared to other residential mortgage loans. During 1996 the Association originated 23 community loans totalling $1.1 million.

     The Association offers full-time employees of the Association, other than executive officers and directors, who satisfy certain criteria and the general underwriting standards of the Association fixed and adjustable-rate mortgage loans with interest rates which are currently 25 to 125 basis points below the rates offered to the Association's other customers, the Employee Mortgage Rate ("EMR"). The EMR is limited for the purchase, construction or refinance of an employee's single-family owner-occupied primary residence. When the LTV ratio does not exceed 80% (75% in the case of refinance loans), the EMR is generally no less than the Association's overall cost of funds rounded up to the next quarter percentage point, with a minimum EMR of 6.25%; where the LTV ratio exceeds 80% but is not greater than 90%, the EMR shall be no less than the Association's overall cost of funds plus an additional one percent, rounded to the next quarter percentage point, with a minimum of 7.25%. Additionally, loan origination fees are waived for all EMR loans. The EMR normally ceases upon termination of employment or if the property no longer is the employee's primary residence. Upon termination of the EMR, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continue to remain in effect. As of December 31, 1996, the Association had $3.1 million of total EMR loans, or 13.11% of total loans.

     Construction and Development Lending. The Association originates three types of construction and development loans for the construction and development of one- to four-family properties: (1) acquisition and development loans to qualified builders; (2) loans and lines of credit to qualified builders; and (3) construction/permanent financing for other individuals. At December 31, 1996, the Association had $3.5 million of construction and development loans which constituted 1.5% of the Association's total loan portfolio.

     The Association originates loans for the acquisition and development of one- to four-family properties located in its primary market area. The Association's acquisition and development loans primarily have been made to finance the construction of single-family, owner-occupied residential properties. These loans are offered with adjustable-rates and maturities of four years or less. Acquisition and development mortgage loans are originated with maximum LTV ratios of 65% for the acquisition of the raw land and 75% for the development of the property. Generally, the maximum loan amount for the acquisition of the land is $150,000 and the maximum loan amount for construction and development is $500,000. Proceeds of such loans are dispersed as phases of the construction are completed. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principal borrowers are required. However, personal guarantees may not be required on such loans depending on the creditworthiness of the borrower and amount of the downpayment.

     The Association also offers loans and lines of credit to qualified builders for the construction of single-family detached residences located in the Association's primary market area, except that the lines of credit are limited to properties located in the counties of Allegheny and Westmoreland, Pennsylvania.

Such loans and lines of credit are only available to certain local contractors on the Association's approved list of contractors, require that the Association be in a first lien position and limit each loan and line of credit to the construction of one single-family residence. Such builder's loans are originated with a maximum LTV ratio of 80%. The maximum borrowing limit for such lines of credit is the lesser of $150,000 or 80% of the proposed selling price of the property as completed. Upon the completion and sale of the property, the outstanding balance of such loan or line of credit is required to be repaid. Prior to that time, the borrower is required to remit monthly payments of interest only. The Association generally requires personal and/or corporate guarantees on such loans and lines of credit.

     The Association also originates construction/permanent loans to individual borrowers for the construction of single-family owner-occupied residential properties. The Association's underwriting standards and procedures for residential construction/permanent financing are similar to those applicable for one- to four-family residential mortgage lending. Proceeds of these loans are dispersed as phases of the construction are completed. All such loans are converted to a one- to four-family mortgage loan upon completion of the construction.

     Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and market demand for similar properties. Moreover, because of the uncertainties inherent in estimating construction costs, delays resulting from labor problems, material shortages or weather conditions and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total funds required and to establish the related LTV ratio. If the estimate of value proves to be inaccurate, the Association may be confronted with a project, if not completed, having a value which is insufficient to assure full repayment.

     Multi-Family Lending. The Association originates multi-family mortgage loans generally secured by five to one hundred unit apartment buildings located in the Association's primary market area. Pursuant to the Association's current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Association generally requires a debt service ratio of 120%. Properties securing these loans are appraised by an independent appraiser and title insurance is required on all such loans. At December 31, 1996, multi-family loans totalled $6.7 million, or 2.9% of the Association's total loan portfolio.

     The Association also has, from time to time, purchased loan participations in multi-family real estate loans, most of which are located outside of its primary market area. Loan participation interests are subject to the same underwriting criteria as loans originated by the Association. At December 31, 1996, the Association had $991,000 in multi-family real estate loan participation interests, or 14.8% of multi-family loans and .4% of total loans.

     When determining whether to originate a multi-family loan, the Association considers many factors including: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. When evaluating the qualifications of the borrower for a multi-family loan, the Association considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Association's lending experience with the borrower. The Association's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. In addition, the borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Association generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation.

     Loans secured by apartment buildings and other multi-family residential properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Association seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio.

     Commercial Real Estate Lending. The Association also offers commercial real estate loans that are secured by properties generally used for business purposes such as small office buildings, retail facilities, shopping centers, motels and hotels and industrial properties located in the Association's primary market area. Due to low demand and the absence of a significant number of properties which meet the Association's underwriting criteria, the Association has made very few commercial real estate loans in the past ten years. The Association's underwriting standards and procedures are similar to those applicable to multi-family loans, whereby the Association considers the net operating income of the property and the borrower's expertise, credit history and profitability. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. On an exception basis, the Association may not require a personal guarantee on such loans depending on the creditworthiness of the borrowers and the amount of the downpayment. The Association's commercial real estate loan portfolio at December 31, 1996 was $5.1 million, or 2.1% of total loans. The Association, from time to time, purchases loan participations in commercial real estate loans located outside of its primary market area. Loan participation interests are subject to the same underwriting criteria as loans originated by the Association. At December 31, 1996, the Association had $1.6 million in commercial real estate loan participation interests, or 31.3% of commercial real estate loans and .7% of total loans.

     Loans secured by commercial real estate properties, like multi-family loans, are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a great extent of the then prevailing conditions in the real estate market or the economy. The Association seeks to minimize these risks through its underwriting standards.

     Consumer Lending. The Association also offers both secured and unsecured consumer loans. Consumer loans consist of home equity lines of credit and installment loans and education loans. At December 31, 1996, the Association's consumer loans amounted to $37.6 million, or 16.0% of the Association's total loan portfolio. Home equity loans are generally only available to the residents of Allegheny, Beaver, Butler, Washington and Westmoreland Counties, Pennsylvania.

     The Association's home equity lines of credit are offered as revolving lines of credit with interest rates that range from 1.5% to 3.0% above the prime rate of interest as published by the Wall Street

Journal and adjust monthly but which are capped at 17.99%. The Association's home equity installment loans are offered on a fixed-rate basis only with terms of one to ten years. Both types of home equity loans are offered in minimum amounts of $5,000 to a maximum amount of the lesser of $100,000 or 80% of the appraised value of the property, except that certain "Class B" home equity installment loans are offered to a maximum amount of 90% of the appraised value
of the property, with an overall maximum of $100,000.   A "Class B" home equity
installment loan is one in which the borrower uses the equity in his or her existing residence to finance the acquisition of improved land and the construction of a new primary residence. At December 31, 1996, home equity loans totalled $22.2 million, or 59.0% of consumer loans and 9.4% of the Association's total loans.

     With respect to education lending, the Association participates in the United States Department of Education (the "DOE") Title IV loan programs commonly referred to as the Federal Family of Education Loan Programs ("FFELP"). The loans in this program that the Association participates in include the Federal Subsidized Stafford Loan, the Federal Un-Subsidized Stafford Loan and the Federal Parent Loan to Undergraduate Students (PLUS) Loan. All FFELP loans that were disbursed prior to October 1, 1993 are 100% guaranteed as to principal and interest by the full faith of the United States Government if serviced properly. Loans disbursed after October 1, 1993 are guaranteed to at least 98% of principal plus eligible interest by the full faith of the United States Government if serviced properly. Under certain circumstances loans guaranteed at the 98% level will be insured to the 100% level.

     Education loans held by the Association are administrated and guaranteed by one of two agencies: the Pennsylvania Higher Education Assistance Agency ("PHEAA") or the United States Student Aid Funds ("USA Funds"). Federal regulations as established by DOE apply to both agencies equally. The Association underwrites, operates and administrates participation in the FFELP under the policies and procedures outlined in the PHEAA guidelines for Loan Guaranty Programs and USA Funds policies and procedures program manuals, for loans guaranteed by each respective agency. At December 31, 1996, education loans totalled $15.4 million, or 41.0% of consumer loans and 6.6% of the Association's total loans. The Association has decided to sell educational loans when those loans reach repayment status.

     Other Lending. The Association also originates other types of loans primarily consisting of unsecured personal lines of credit and installment loans, loans on savings accounts and foreign aid loans. These loans have a maximum borrowing limitation of $5,000 for unsecured personal loans and 90% of the account value for loans on savings accounts. Unsecured personal loans require a debt ratio (the ratio of debt service to net earnings) of 33%. Secured personal lines of credit and installment loans are generally secured by certificates of deposit and passbook savings accounts. At December 31, 1996, personal loans totalled $3.8 million, or 1.6% of total loans of which $2.1 million were secured by savings accounts.

     Since 1993, the Association has been an agent for a third party which has issued a credit card in the name of the Association. In November 1995, the Board of Directors approved the Association's offering of credit card loans, terminated its contract with the third party and the Association began offering credit card loans to its customers on a limited basis in its own name and underwriting such loans to its portfolio in the first quarter of 1996.

     At December 31, 1996, the Association also had one outstanding foreign aid loan in its portfolio to the country of Ecuador which was a performing loan, guaranteed by the United States government and had an outstanding principal balance of $164,000.

     Loan Approval Procedures and Authority.   The Board of Directors
establishes the lending policies and loan approval limits of the Association.
In connection with one- to four-family mortgage loans and construction/permanent financing, the Board of Directors has authorized the following persons to approve loans up to the amounts indicated: loans in amounts up to $325,000 must be approved by the Vice President and Assistant Vice President of Lending, or any other officer of the Association assigned by the President; mortgage loans in excess of $325,000 must be approved by the Board of Directors. Builders' construction loans and lines of credit require approval by the Assistant Vice President of Lending and the Vice President of Lending, or the President of the Association, or any officer of the Association assigned by the President. All acquisition and development loans, multi-family loans and commercial real estate loans require the approval of the Board of Directors.

     With respect to consumer and other loans, the Board has authorized the following persons to approve loans up to the amounts indicated: home equity loans require the approval of the Vice President of Lending or any officer of the Association assigned by the President, except that "Class B" home equity loans must be approved by the Assistant Vice President of Consumer Lending and the Vice President of Lending or any officer of the Association assigned by the President; all unsecured personal loans in amounts up to $20,000 must be approved by the Assistant Vice President of Consumer Lending or the Vice President of Lending or any officer of the Association assigned by the President; secured personal loans in excess of $20,000 require the approval of the Assistant Vice President of Consumer Lending, and the Vice President of Lending or any officer of the Association assigned by the President. Pursuant to OTS regulations, loans to one borrower cannot, subject to certain exceptions, exceed 15% of the Association's unimpaired capital and surplus. At December 31, 1996, the loans to one borrower limitation was $18.4 million.

     Loan Servicing. The Association generally services mortgage loans in its own portfolio but relies upon third party loan servicers for the servicing of purchased loans as such loans are purchased on a servicing released basis. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgage premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Association currently does not purchase servicing rights related to mortgage loans originated by other institutions. To date, the substantial majority of loans purchased by the Association has been purchased on a servicing released basis. At December 31, 1996, the Association had $113.3 million of loans serviced by others and $121.6 million of loans serviced by the Association.

     Delinquencies and Classified Assets. The Board of Directors performs a monthly review of all delinquent loans ninety days or more past due with principal balances of $100,000 or more and reviews a summary of the aggregate level of non-performing loans 90 days or more past due. In addition, management reviews on an ongoing basis all loans 30 or more days delinquent. The procedures taken by the Association with respect to delinquencies vary depending on the nature of the loan and period of delinquency. In the case of real estate loans, the Association takes legal action and will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is generally sold at foreclosure.

     Federal regulations and the Association's Classification of Assets Policy require that the Association utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Association has incorporated the OTS internal asset classifications as part of its credit monitoring system. The Association currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

     When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. The general valuation allowance, which is a regulatory term, represents a loss allowance which has been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, recently adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market value and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the FDIC. While the Association believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Association's loan portfolio, will not request the Association to materially increase at that time its allowance for loan losses, thereby negatively affecting the Association's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

     The Association's Mortgage Servicing Department reviews the Association's loans on a monthly basis and provides delinquency reports to the President. The Association's Asset Classification Committee meets on a quarterly basis and classifies assets in accordance with the management guidelines described above. Real Estate Owned is classified as Substandard. At December 31, 1996, the Association had $163,000 of assets classified as Special Mention, $799,000 of assets classified as Substandard, $67,000 of assets classified as Doubtful and no assets classified as Loss.

     The Association generally requires appraisals on an annual basis on foreclosed properties and at other times as deemed necessary by management. The Association also conducts external inspections on commercial real estate properties, foreclosed properties and other properties as deemed necessary. At December 31, 1996, the Association had no foreclosed real estate in its portfolio.

     The following table sets forth delinquencies in the Association's loan portfolio as of the dates indicated:



                                            AT DECEMBER 31, 1996                                AT DECEMBER 31, 1995
                                 --------------------------------------------      -----------------------------------------------
                                     30-89 DAYS           90 DAYS OR MORE                30-89 DAYS            90 DAYS OR MORE
                                 ------------------   -----------------------      ----------------------  -----------------------
                                          PRINCIPAL                PRINCIPAL                PRINCIPAL                 PRINCIPAL
                                 NUMBER    BALANCE     NUMBER       BALANCE     NUMBER       BALANCE     NUMBER        BALANCE
                                OF LOANS   OF LOANS   OF LOANS     OF LOANS    OF LOANS      OF LOANS   OF LOANS      OF LOANS
                              ----------- ----------  ---------   ----------  ----------   ----------  ----------   ------------
                                                                   (DOLLARS IN THOUSANDS)
Mortgage loans:
 One- to four-family.........      60        $1,175      38          $  537         67        $  909         49         $  727
 Multi-family................      --            --       1              97         --            --          1              8
 Commercial..................      --            --      --              --         --            --         --             --
Consumer:
 Home equity.................       6            59       6              73          7            75          5            116
 Education...................      17            41       8             163        142           309        129            593
Other loans:
 Unsecured personal loans....      14            23      11              26          5            12          9             16
                                  ---        ------     ---          ------   --------     ---------   --------         ------
Total........................      97        $1,298      64          $  896        221        $1,305        193         $1,460
                                  ===        ======     ===          ======   ========     =========   ========         ======
Delinquent loans to total
 gross loans.................                  0.55%                    0.38%                    0.71%                     0.80%

                                             AT DECEMBER 31, 1994
                                -------------------------------------------
                                    30-89 DAYS           90 DAYS OR MORE
                                -------------------    --------------------
                                          PRINCIPAL               PRINCIPAL
                                 NUMBER    BALANCE     NUMBER      BALANCE
                                OF LOANS  OF LOANS    OF LOANS     OF LOANS
                               --------- ----------   ----------- ----------
                                            (DOLLARS IN THOUSANDS)
Mortgage loans:
 One- to four-family.........      71        $1,247         41        $  753
 Multi-family................      --            --         --            --
 Commercial..................      --            --         --            --
Consumer  loans:
 Home equity.................       4           129          7           125
 Education...................      72           191         63           329
Other loans:
 Unsecured personal loans....       8            26         13            31
                                  ---        ------        ---        ------
Total........................        155     $1,593        124        $1,238
                                     ===     ======        ===        ======
Delinquent loans to total
  gross loans..............                    1.01%                    0.79%

     NON-PERFORMING ASSETS. General. The following table sets forth information regarding non-accrual loans and real estate owned ("REO"). At December 31, 1996, the Association had no REO properties. It is the policy of the Association to cease accruing interest on loans 90 days or more past due and charge off all accrued interest upon foreclosure or deed in lieu of foreclosure. For the years ended December 31, 1996, 1995, 1994, 1993 and 1992, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $37,000, $59,000, $48,000, $55,000 and $100,000, respectively.


                                                              AT DECEMBER 31,
                                               --------------------------------------------
                                                  1996     1995     1994     1993     1992
                                               --------  --------  -------  -------  ------
                                                          (DOLLARS IN THOUSANDS)
Non-accrual loans:
   Mortgage loans:
    One- to four-family..................       $   537   $  727   $  753   $  854   $1,367
    Multi-family.........................            97        8       --       --       --
    Construction and development.........            --       --       --       --       --
    Commercial...........................            --       --       --      237      467
 Consumer loans:
    Home equity..........................            73      116      125       35       --
    Education............................           163      593      329      171      507
 Other loans:
    Unsecured personal loans.............            26       16       31       14        9
                                                -------   ------   ------   ------   ------
     Total non-accrual loans.............           896    1,460    1,238    1,311    2,350
Real estate owned, net(3)................            --       --       17       17      755
                                                -------   ------   ------   ------   ------
    Total non-performing assets..........       $   896   $1,460   $1,255   $1,328   $3,105
                                                =======   ======   ======   ======   ======
Allowance for loan losses
 as a percent of gross loans
 receivable(1)...........................          0.44%    0.45%    0.55%    0.58%    0.46%
Allowance for loan losses
 as a percent of  total
 non-performing loans(2).................        115.07%   56.30%   67.73%   63.70%   24.19%
Non-performing loans as a
 percent of gross loans
 receivable(1)(2)........................          0.38%    0.81%    0.81%    0.90%    1.89%
Non-performing assets as
 a percent of total assets(2)............          0.14%    0.28%    0.27%    0.27%    0.65%

---------------------
(1) Gross loans includes loans receivable held for investment and loans receivable held for sale, less undisbursed loan funds and deferred loan fees.
(2)  Non-performing assets consist of non-performing loans and REO.
(3)  REO balances are shown net of related loss allowances.


     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The Board of Directors' Asset Classification Committee reviews and approves the loan loss reserve on a quarterly basis. The allowance is based upon a number of factors, including current regional and national economic conditions, actual loss experience and industry trends.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 1996, the Association's allowance for loan losses was 0.44% of total loans as compared to 0.45% as of December 31, 1995. The Association had non-accrual loans of $896,000 and $1.5 million at December 31, 1996 and December 31, 1995, respectively. The Association will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

     The following table sets forth activity in the Association's allowance for loan losses for the periods indicated.



                                   AT OR FOR THE YEARS ENDED DECEMBER 31,
                                 -----------------------------------------
                                    1996     1995    1994    1993    1992
                                 --------  -------  ------  ------  ------
                                           (DOLLARS IN THOUSANDS)

Balance at beginning of period...  $  822   $ 850   $ 846   $ 751   $ 830

Provision for loan losses........     210      --      --     180     426

Charge-offs:

 Mortgage loans:

  One -to-four-family............      --       8      31      20      39

  Multi-family...................      --      --      --      --      38

  Commercial.....................      --      --      --      45      --

 Consumer loans:

  Education......................       5       5      --     215     431

 Other loans.....................      15      22       8      11      --
                                   ------   -----   -----   -----   -----
       Total.....................      20      35      39     291     508

Recoveries.......................      19       7      43     206       3
                                   ------   -----   -----   -----   -----
Net (charge-offs) recoveries.....      (1)    (28)      4     (85)   (505)
                                   ------   -----   -----   -----   -----
Balance at end of period.........  $1,031   $ 822   $ 850   $ 846   $ 751
                                   ======   =====   =====   =====   =====
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period..    0.00%   0.02%   0.00%   0.06%   0.29%
                                   ======   =====   =====   =====   =====

     The following tables set forth the Association's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.


                                                                         AT DECEMBER 31,
                           --------------------------------------------------------------------------------------------------------
                                          1996                              1995                                  1994
                           -----------------------------------   ----------------------------------   -----------------------------
                                                      PERCENT                              PERCENT                          PERCENT
                                                     OF LOANS                              OF LOANS                        OF LOANS
                                       PERCENT OF    IN EACH               PERCENT OF      IN EACH             PERCENT OF  IN EACH
                                       ALLOWANCE     CATEGORY              ALLOWANCE      CATEGORY             ALLOWANCE   CATEGORY
                                        TO TOTAL     TO TOTAL              TO TOTAL       TO TOTAL              TO TOTAL   TO TOTAL
                             AMOUNT    ALLOWANCE      LOANS       AMOUNT   ALLOWANCE       LOANS      AMOUNT   ALLOWANCE    LOANS
                           ---------  ----------   -----------   -------- -----------    -----------  ------  ----------- ---------
                                                                     (DOLLARS IN THOUSANDS)
Mortgage loans:
 One- to four-family.......  $  706       68.48%     75.89%       $429       52.19%       66.79%      $324      38.12%     67.15%
 Multi-family..............     117       11.35       2.87         103       12.53         3.93        107      12.59       5.26
 Commercial................      15        1.45       2.15          16        1.95         1.79        171      20.12       1.30
 Construction and
  development..............      27        2.62       1.51          45        5.47         3.21         27       3.18       3.08
Consumer loans:
 Home equity...............     145       14.06       9.43         118       14.35        10.99        151      17.76      11.34
 Education.................      --          --       6.55          89       10.83        11.32         49       5.76       9.35
Other loans:
 Unsecured personal loans..      21        2.04       0.65          22        2.68         0.68         21       2.47       0.83
 Loans on savings accounts.      --          --       0.88          --          --         1.18         --         --       1.54
 Other loans...............      --          --       0.07         --           --         0.11         --         --       0.15
                             ------      ------     ------       ----       ------       ------       ----     ------     ------
 Total valuation allowance.  $1,031      100.00%    100.00%      $822       100.00%      100.00%      $850     100.00%    100.00%
                             ======      ======     ======       ====       ======       ======       ====     ======     ======

                                                                        AT DECEMBER 31,
                               --------------------------------------------------------------------------------------------
                                                 1993                                              1992
                               ---------------------------------------------     ------------------------------------------
                                                                   PERCENT                                        PERCENT
                                                                   OF LOANS                                       OF LOANS
                                                PERCENT OF         IN EACH                      PERCENT OF        IN EACH
                                                ALLOWANCE          CATEGORY                      ALLOWANCE        CATEGORY
                                                 TO TOTAL          TO TOTAL                      TO TOTAL         TO TOAL
                                AMOUNT          ALLOWANCE           LOANS          AMOUNT        ALLOWANCE         LOANS
                               --------        ------------      -----------      --------      ------------     -----------
                                                                      (DOLLARS IN THOUSANDS)
Mortgage loans:
 One- to four-family........      $  513            60.63%           67.48%           $399           53.12%          73.52%
 Multi-family...............         105            12.41             5.47             120           15.98            5.81
 Commercial.................          35             4.14             1.70              47            6.26            1.53
 Construction and
  development...............          77             9.10             5.35              81           10.79            4.79
Consumer loans:
 Home equity................          85            10.05            10.80              67            8.92            8.17
 Education..................          18             2.13             6.64              29            3.86            3.76
Other loans:
 Unsecured personal loans...          13             1.54             0.90               8            1.07            0.83
 Loans on savings accounts..          00               00             1.42              --              --            1.34
 Other loans................          --               --             0.24              --              --            0.25
                                  ------        ---------         --------          ------       ---------        --------
  Total valuation allowance.      $  846           100.00%          100.00%           $751          100.00%         100.00%
                                  ======        =========         ========          ======       =========        ========

     Real Estate Owned. At December 31, 1996, the Association had no REO properties. When the Association acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Association provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Association to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Association's policy to require appraisals on a periodic basis on foreclosed properties and conduct inspections on foreclosed properties.

INVESTMENT ACTIVITIES

     The Company can invest in common and preferred stocks, limited partnerships and anything the Association is permitted to invest in. Anything other than that requires Board of Directors approval. Federally-chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally-chartered savings institution is otherwise authorized to make directly. Additionally, the Association must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Association has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

     The investment policy of the Association, as approved by the Board of Directors, generally requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk as a complement to the Association's lending activities. The Association's current investment policy provides that the Association may invest in the following types of securities: U.S. Government and federal government-sponsored agency debt securities, short-term money market instruments, mutual funds which primarily invest in mortgage-backed securities and which also qualify as liquid assets under the OTS regulations, federal funds and U.S. government sponsored agency issued mortgage-backed and mortgage-related securities, investment grade corporate debt obligations and other investments as authorized by the OTS and as may be approved by the Board of Directors. At December 31, 1996, the Association's investment securities generally consisted of government-sponsored agency debt securities (primarily issued by FHLB, FNMA and FHLMC), U.S. Treasuries, investment grade corporate debt securities, commercial paper and mutual fund securities. At such date its mortgage-backed securities portfolio generally consisted of fixed- and adjustable-rate mortgage-backed securities issued by the FNMA, GNMA and FHLMC and its mortgage-related securities portfolio consisted of fixed- and adjustable-rate CMOs backed by FNMA and FHLMC.

     The Board of Directors monitors and ratifies the investment decisions of the Association's officers which have been authorized to manage the investment portfolio (the President, Treasurer, Chief Financial Officer and Chief Lending Officer). On at least a quarterly basis, the Asset/Liability Management Committee also reviews the Association's securities portfolio and, in connection therewith, reviews the market value of each security held. The Association's current investment policy generally limits investment securities (consisting of agency and corporate debt obligations and commercial paper) to 25% of total assets and limits the weighted average life of such portfolio to twenty years or less. The Association's policies also provide that investments in any one CMO, Real Estate Mortgage Investment

Conduit ("REMIC") and other asset-backed obligation may not, in the aggregate, exceed 5% of total assets and limits the weighted average life of such investments to less than seven years. The Association's policies also limit the aggregate investment in such securities to 20% of total assets.

     The OTS "Statement of Policy on Securities Activities," set forth in Thrift Bulletin 52 ("Bulletin"), requires depository institutions to establish prudent policies and strategies for securities transactions, describes securities trading and sales practices that are unsuitable when conducted in an investment portfolio and sets forth certain factors that must be considered when evaluating whether the reporting of an institution's investments is consistent with its intent and ability to hold such investments. The Bulletin also establishes a framework for identifying when certain mortgage derivative products are "high-risk" mortgage securities that must be reported in a "trading" or "held for sale" account. The Association believes that it currently holds and reports its securities and loans in a manner consistent with the Bulletin. Prior to the purchase of any security, the Association subjects the security to a stress test in accordance with OTS guidelines to determine if the securities will be classified as a "high risk" security, and all of the Association's investment, mortgage-backed and mortgage-related securities are tested thereafter on a quarterly basis.

     As required by SFAS 115, the Association has established an investment portfolio of securities that may be categorized as held to maturity, available for sale or held for trading. The Association does not currently maintain a portfolio of securities categorized as held for trading. On December 15, 1995, the Association transferred all of its securities included in the held to maturity portfolio which, at the date of transfer, had a carrying value and fair value of $230.0 million and $230.6 million, respectively, to its available for
sale portfolio.   Subsequent to such transfer, the Association sold $82.1
million of securities classified as available-for-sale (consisting of $48.6 million of short-term U.S. agency debt securities, $12.5 million of corporate debt securities and commercial paper, and $21.0 million of CMOs) for an aggregate loss of $1.7 million in connection with management's restructuring of its securities portfolio to increase its yield on such portfolio. The Association utilized the proceeds to purchase $79.6 million of securities, consisting of $73.6 million of mortgage backed securities and $6 million of U.S. agency debt securities.

     Mortgage-Backed Securities. At December 31, 1996, the Association had $172.2 million in mortgage-backed securities, or 27.2% of total assets, which generally consisted of mortgage-backed securities guaranteed by GNMA or insured by either FNMA or FHLMC. Mortgage-backed securities generally yield less than the mortgage loans that underlie such securities because of the cost of payment guaranties or credit enhancement that result in nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Association. In general, mortgage-backed securities issued or guaranteed by FNMA and FHLMC and certain AA-rate and AAA-rated mortgage-backed pass through securities are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighing of 50% to 100% for whole residential mortgage loans. These types of securities allow the Association to optimize regulatory capital to a greater extent than non-securitized whole loans. See "Regulation and Supervision - Federal Savings Institution Regulation - Capital Requirements" for a discussion of the OTS risk-based capital requirement.

     While mortgage-backed securities carry a reduced credit risk as compared to whole mortgage loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loan and so affect both the prepayment speed, and value, of such securities. Specifically, investments in mortgage-backed and CMOs, discussed below, involve risks that in a declining interest rate environment actual prepayments may exceed prepayments estimated over the life of the security which, in turn, may result in a loss of any premiums paid for such instrument thereby reducing the net yield on such securities. Conversely, if interest rates increase, the market value of such securities may be adversely affected.

     Mortgage-Related Securities. At December 31, 1996, the Association had $72.3 million of mortgage-related securities, or 11.4% of total assets, consisting of CMOs issued by FHLMC and FNMA. CMOs are a type of debt security issued by a special purpose entity that aggregates pools of underlying fixed- and adjustable-rate mortgages or mortgage-backed securities and create different classes of CMO securities with different maturities and, in some cases, amortization schedules as well as residual interest with each such class possessing different risk characteristics. The cash flows from the underlying collateral is generally divided into "tranches" or "classes" whereby such tranches have descending priorities with respect to the distribution of principal repayments from the underlying mortgages or mortgage-backed securities. In contrast to mortgage-backed securities in which cash flow is received (and, accordingly, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. Accordingly, CMOs attempt to moderate the reinvestment risk associated with conventional mortgage-backed securities when prepayments of the mortgages underlying such securities prepay faster than anticipated. CMOs are issued by special purpose entities formed by government-sponsored agencies, such as FNMA or FHLMC, and private issuers, however, the Association generally only invests in CMOs issued by government-sponsored agencies which are collateralized by mortgage-backed securities.

     While CMOs issued by government sponsored agencies involve reduced credit risk, they involve prepayment risk (i.e., the risk that actual prepayments of the mortgage loans or mortgage backed securities underlying the CMOs will be greater than estimated prepayments over the life of the security upon which the price of the security CMO is based). In the event actual prepayments exceed estimated prepayments, it may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with CMOs if the cash flows from such securities are at rate greater than the estimated cash flow or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

     Corporate Debt Obligations. At December 31, 1996, the Association had $17.4 million of corporate debt obligations, or 2.7% of total assets. The Association's investments in corporate debt obligations, as of December 31, 1996, generally consisted of short term debt obligations issued by large and medium sized U.S. and multinational corporate issuers. The Association's policies require all corporate debt obligations purchased by the Association to be denominated in dollars and be rated in one of the four highest categories by a nationally recognized rating agency and the average maturity of such securities may not exceed six years.

     Investments in corporate debt obligations and commercial paper involve credit risk as they are not insured or guaranteed by the U.S. government or any agency thereof, generally not secured by collateral and generally rely upon future income from the operations of the issuer for repayment of principal and interest.

     GNMA Forward Commitments. As part of its investment activities, the Association also enters into forward commitment contracts with securities brokers to purchase mortgage-backed securities issued by GNMA typically up to six months in advance of the purchase date. The Association generally enters into two forms of GNMA forward commitment contracts, one which requires the Association to purchase a fixed amount of securities and one which requires the Association to purchase $2 million of such securities on a firm commitment basis at a one percent discount and, at the option of the seller, $4 million more of the same securities. These forward commitment contracts may be sold in the open market. The Association's policies limit the aggregate amount of GNMA forward commitments in which the Association may engage at any one time to 15% of the Association's assets and limits the maximum amount of such commitments with any one broker to $20 million. The Association utilizes these GNMA forward commitment contracts in periods when it believes the interest rates on the underlying securities are appropriate for the Association's interest rate risk management. For budgeting purposes, the Association reserves funding to cover all outstanding commitments for the maximum amount of securities which it may have to purchase but, in accordance with GAAP, records such purchase at the time of the actual purchase. Accordingly, the GNMA forward commitment contracts are reflected as off-balance sheet commitments. As of December 31, 1996, the Association had outstanding forward commitment contracts to purchase up to $14 million of GNMA mortgage-backed securities which had interest rates ranging from 7.0% to 8.0% and were to be purchased between one to eight months in the future.

     The Association's GNMA forward commitment contract activity involves a degree of interest rate risk in that if market interest rates increase from the time of the commitment to the time of purchase, the Association will generally be required to purchase below market rate instruments or will generally incur a loss if it chooses to purchase and resell such securities. In an attempt to minimize the interest rate risk associated with this activity, the Association may "pair off" such forward commitment contracts with forward sale contracts whereby the Association commits to sell similar securities on the same date with the same yield. During the fiscal years ended December 31, 1996, 1995 and 1994, the Association had net gains from such activity of $54,000, $207,000 and $143,000, respectively.

     U.S. Government Securities. At December 31, 1996 the Company had $14.9 million of U.S. Treasury Securities, or 2.4% of total assets. Also, at December 31, 1996, the Company had $48.4 million of U.S. Government agency securities, or 7.65% of total assets. All government securities are issued directly by the U.S. government, either through the Treasury Department or through one of the many federal agencies created by Congress. U.S. Treasury Securities are issued by the Treasury Department and are backed by the full faith and credit of the U.S. government.

     Marketable Equity Securities. At December 31, 1996 the Company had $29.7 million of marketable equity securities, or 4.7% of total assets. This included $16.6 million of adjustable rate mortgage mutual funds, which are backed by FNMA, GNMA or FHLMC. This remaining amount was invested in money market mutual funds, preferred stock and bank equities.

     The following table sets forth the composition of the Association's investment, mortgage-backed and mortgage-related securities portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                              AT DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                         1996                    1995                    1994
                                                  ---------------------  -----------------------  -------------------
                                                               PERCENT                  PERCENT               PERCENT
                                                    AMOUNT    OF TOTAL    AMOUNT       OF TOTAL    AMOUNT    OF TOTAL
                                                  ----------  ---------  --------    -----------  --------  ---------
                                                                          (DOLLARS IN THOUSANDS)
Investment securities:
 Marketable equity securities(1)...............   $  29,730       8.17%  $ 22,659          9.45%  $ 20,187       6.82%
 U.S. Government Agency debt...................      48,499      13.34     20,013          8.35     56,000      18.89
 Municipal Obligations.........................       8,889       2.44      1,503           .62         --         --
 Corporate obligations.........................      17,298       4.76     26,671         11.12     47,575      16.05
 U.S. Treasury.................................      15,037       4.13         --            --         --         --
                                                  ---------    -------   --------       -------   --------     ------
   Total investment securities.................     119,453      32.84     70,846         29.54    123,762      41.76
                                                  ---------    -------   --------       -------   --------     ------

Mortgage-backed and mortgage
  related securities:
 FHLMC.........................................      23,107       6.35     29,101         12.13      3,596       1.21
 FNMA..........................................      20,092       5.52      4,713          1.97      2,354       0.79
 GNMA..........................................     127,732      35.11     84,162         35.09     83,802      28.28
 CMOs..........................................      72,303      19.87     50,716         21.15     83,463      28.16
                                                  ---------    -------   --------       -------   --------     ------
   Total mortgage-backed and
       mortgage-related securities.............     243,234      66.85    168,692         70.34    173,215      58.44
                                                  ---------    -------   --------       -------   --------     ------
Plus:
 Unamortized premium (discount)................       1,142       0.31        301          0.13       (599)     (0.20)
                                                  ---------    -------   --------       -------   --------     ------
   Total securities, net.......................     363,829     100.00    239,839        100.00    296,378     100.00
                                                  ---------    -------   --------       -------   --------     ------
Less:
 Securities available for sale:
  Marketable equity securities.................     (29,730)     (8.17)   (22,659)        (9.44)   (20,187)     (6.81)
  U.S. Government Agency debt..................     (48,420)    (13.32)   (20,083)        (8.38)        --         --
  Municipal Obligations........................       8,894       2.44      1,500           .63         --         --
  Corporate Obligations........................     (17,354)     (4.77)   (26,818)       (11.18)        --         --
  FNMA.........................................     (20,527)     (5.64)    (4,712)        (1.96)        --         --
  FHLMC........................................     (23,522)     (6.47)   (29,637)       (12.36)        --         --
  GNMA.........................................    (128,178)    (35.23)   (83,798)       (34.94)   (44,662)    (15.07)
  CMOs.........................................     (72,255)     19.86    (50,632)       (21.11)    (4,446)     (1.50)
  U.S. Treasury................................     (14,949)     (4.11)        --            --         --         --
                                                  ---------    -------   --------       -------   --------     ------
   Total available for sale....................     363,829    (100.00)   239,839       (100.00)   (69,295)    (23.38)
                                                  ---------    -------   --------       -------   --------     ------
 Total securities held to maturity(2)..........   $      --         --%  $     --            --%  $227,083      76.62%
                                                  =========    =======   ========       =======   ========     ======

------------------------
(1) At December 31, 1996, marketable equity securities consisted of 26.4 million of mutual funds backed by adjustable-rate mortgage-backed securities, corporate debt, corporate bonds, or government bonds; $2.2 million of FHLMC stock,$41,000 of Student Loan Market Association stock, $420,000 of FNMA stock and $661,000 of bank equities.
(2) On December 15, 1995, the Association transferred all of its securities categorized as held to maturity to its available for sale portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Impact of New Accounting Standards."

     The following table sets forth the Association's investment, mortgage-backed and mortgage-related securities activities for the periods indicated:



                                                                   FOR THE YEARS
                                                                 ENDED DECEMBER 31,
                                                        -----------------------------------
                                                         1996         1995           1994
                                                        -------      --------      --------
                                                                 (IN THOUSANDS)
Beginning balance..................................     $239,839     $296,378      $314,962
 Investment securities purchased - held                                               9,965
  to maturity(1)...................................           --       52,404
 Investment securities purchased -
  available for sale(1)............................      115,072        9,502         1,411
 Mortgage-backed and mortgage-related securities
  purchased - held to maturity(1)..................           --        9,040        48,656

 Mortgage-backed and mortgage-related securities
  purchased - available for sale(1)................      145,461        6,012        36,988

 Securities purchased, not settled(3)..............        5,830       41,953
 Less:
  Sale of investment securities -
    available for sale(1)..........................      (43,439)     (13,488)      (22,255)
  Sale of mortgage-backed and mortgage-related
    securities available for sale(1)...............      (45,310)     (29,324)           --
 Securities sold, not settled(3)...................           --      (73,062)           --
  Investment maturities............................      (28,930)     (55,691)      (66,830)
  Principal repayments.............................      (20,761)      (9,429)      (21,822)
 Realized gain (loss) on sale of investments,
  mortgage-backed and mortgage-related securities..          630       (1,292)         (101)
 Amortization of (premium) discount................          (14)        (410)       (1,969)
 Change in net unrealized gain (loss)
  on available for sale............................       (4,549)       7,246        (2,627)
                                                        --------     --------      --------
Ending balance(2)..................................     $363,829     $239,839      $296,378
                                                        ========     ========      ========

---------------
(1) SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" was adopted by the Association on January 1, 1994.
(2) Certain noncash transactions are included in the investment activity.
(3) The Association conducted sale and purchase activity of securities which had not yet settled as of the period end.

     The following table sets forth certain information regarding the carrying and market values of the Association's short-term investments (consisting of federal funds sold and interest-bearing demand deposits) and investment, mortgage-backed and mortgage-related securities at the dates indicated:


                                                                     AT DECEMBER 31,
                                           ------------------------------------------------------------------
                                                    1996                 1995                  1994
                                           --------------------  ---------------------  -------------------
                                             CARRYING   MARKET   CARRYING      MARKET   CARRYING     MARKET
                                              VALUE     VALUE     VALUE        VALUE     VALUE       VALUE
                                            --------  --------  --------     --------  --------     --------
                                                                      (IN THOUSANDS)
Short-term investments...............       $ 17,542  $ 17,542  $  4,669     $  4,669  $    474     $    474
                                            --------  --------  --------     --------  --------     --------
Investment securities(1):
 Held to maturity:
  Marketable equity securities.......             --        --        --           --        --           --
  U.S. Government Agency debt........             --        --        --           --    56,056       51,712
  Corporate obligations..............             --        --        --           --    48,248       47,701
  U.S. Treasury......................             --        --        --           --        --           --
                                            --------  --------  --------     --------  --------     --------
   Total held to maturity(3).........       $    --   $    --   $     --     $     --  $104,304     $ 99,413
                                            --------  --------  --------     --------  --------     --------
 Available for sale:(3)
  Corporate obligations..............         17,354    17,354    26,818       26,818        --           --
  U.S. Treasury......................         14,949    14,949        --           --        --           --
  U.S. government and
   agency obligations................         48,420    48,420    20,083       20,083        --           --
  Municipal obligations..............          8,894     8,894     1,500        1,500        --           --
  Marketable equity securities(2)....         29,730    29,730    22,659       22,659    20,187       20,187
   Total available for sale..........        119,347   119,347    71,060       71,060    20,187       20,187
                                            --------  --------  --------     --------  --------     --------
Total investment securities..........       $119,347  $119,347  $ 71,060     $ 71,060  $124,491     $119,600
                                            --------  --------  --------     --------  --------     --------
Mortgage-backed and
 mortgage-related securities(1):
 Held to maturity:
  FNMA...............................             --        --        --           --  $  2,354     $  2,354
  GNMA...............................             --        --        --           --    38,113       38,601
  FHLMC..............................             --        --        --           --     3,562        3,569
  CMOs...............................             --        --        --           --    78,750       73,676
                                            --------  --------  --------     --------  --------     --------
   Total held to maturity............             --        --        --           --   122,779      118,200
                                            --------  --------  --------     --------  --------     --------
 Available for sale:(3)
  FHLMC..............................         23,522    23,522    29,637       29,637        --           --
  GNMA...............................        128,178   128,178    83,798       83,798    44,662       44,662
  FNMA...............................         20,527    20,527     4,712        4,712        --           --
  CMOs...............................         72,255    72,255    50,632       50,632     4,446        4,446
                                            --------  --------  --------     --------  --------     --------
   Total available for sale..........        244,482   244,482   168,779      168,779    49,108       49,108
                                            --------  --------  --------     --------  --------     --------
Total mortgage-backed and
    mortgage-related securities......       $244,482  $244,482  $168,779     $168,779  $171,887     $167,308
                                            --------  --------  --------     --------  --------     --------
Total short-term investments,
    investment securities, mortgage-
    backed and mortgage-related
   securities........................       $381,371  $381,371  $244,508     $244,508  $296,852     $287,382
                                            ========  ========  ========     ========  ========     ========
--------------------

(1) SFAS 115, "Accounting for Certain Investments on Debt and Equity Securities," was adopted by the Association on January 1, 1994.
(2) At December 31, 1996, marketable equity securities consisted of $26.4 million of mutual funds backed by adjustable-rate mortgage-backed securities, corporate debt, corporate bonds or government bonds; $2.2 million of FHLMC stock, $41,000 of Student Loan Market Association stock, $420,000 of FNMA Stock and $661,000 of bank equities.
(3) On December 15, 1995, the Association transferred all of its securities categorized as held to maturity to its available for sale portfolio. See "Impact of New Accounting Standards."

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Association's short-term investments (consisting of federal funds sold and interest-bearing demand deposits), investment securities and mortgage-backed and mortgage related securities as of December 31, 1996.


                                                                           AT DECEMBER 31, 1996
                                       --------------------------------------------------------------------------------------------
                                                                  MORE THAN ONE          MORE THAN FIVE          MORE THAN TEN
                                        ONE YEAR OR LESS       YEAR TO FIVE YEARS      YEARS TO TEN YEARS            YEARS
                                       --------------------   ----------------------  --------------------   ----------------------
                                                   WEIGHTED                 WEIGHTED              WEIGHTED                 WEIGHTED
                                       CARRYING     AVERAGE   CARRYING      AVERAGE   CARRYING    AVERAGE    CARRYING      AVERAGE
                                        VALUE        YIELD     VALUE         YIELD     VALUE       YIELD      VALUE         YIELD
                                       ----------  ---------  -------      ---------  -------   ---------    ---------   ----------
                                                                          (DOLLARS IN THOUSANDS)
Short-term investments.................  $17,542      5.42%     $    --         --%   $    --        --%    $     --        --%
Investment securities:
 Available for Sale:
  U.S. Government agency securities....   15,000      6.85       18,624       6.51      1,994      7.48       12,802      7.87
  Municipal obligations................       --        --        3,310       4.00      4,681      5.22          903      5.40
  U.S. Treasury Securities.............    6,002      5.85        8,947       6.17         --        --           --        --
  Corporate obligations................   14,512      6.68        2,842       6.33         --        --           --        --
  Marketable equity securities.........   29,069      6.47           --         --         --        --           --        --
  Common Stock.........................      661        --           --         --         --        --           --        --
  Total investment securities..........   65,244      6.48       33,723       6.16      6,675      5.90       13,705      7.71
                                         -------      ----      -------       ----     ------      ----     --------      ----
Mortgage-backed and
 mortgage-related securities:
 Available for Sale:
  GNMA.................................       --        --           --         --         --        --      128,178      7.88
  FNMA.................................       --        --        1,842       6.47      2,364      7.03       16,321      7.08
  FHLMC................................       --        --       16,884       6.85        375      7.52        6,263      7.52
  CMOs.................................       --        --        3,281       6.92         --        --       68,974      6.22
  Total mortgage-backed and mortgage-
   related securities..................       --        --%      22,007       6.83%     2,739      7.10%     219,736      7.29%
                                         -------      ----      -------       ----     ------      ----     --------      ----

Total short-term investments,
 investment securities, mortgage-
 backed securities and mortgage-related
 securities............................  $82,786                $55,730                $9,414               $233,441
                                         =======                =======                ======               ========

                                           AT DECEMBER 31, 1996
                                          ----------------------
                                                  TOTAL
                                          ----------------------
                                                        WEIGHTED
                                          CARRYING      AVERAGE
                                           VALUE         YIELD
                                          ---------   ----------
Short-term investments.................   $17,542         5.42%
Investment securities:
 Available for Sale:
  U.S. Government agency securities....    48,420         7.02
  Municipal obligations................     8,894         4.78
  U.S. Treasury Securities.............    14,949         6.04
  Corporate obligations................    17,354         6.62
  Marketable equity securities.........    29,069         6.47
  Common Stock.........................       661          --
  Total investment securities..........   119,347         6.50
                                         --------         ----
Mortgage-backed and
 mortgage-related securities:
 Available for Sale:
  GNMA.................................   128,178         7.88
  FNMA.................................    20,527         7.02
  FHLMC................................    23,522         7.04
  CMOs.................................    72,255         6.25
  Total mortgage-backed and mortgage-
   related securities..................   244,482         6.25
                                         --------         ----

Total short-term investments,
 investment securities, mortgage-
 backed securities and mortgage-related
 securities............................  $381,371
                                         ========


SOURCES OF FUNDS

     General. Deposits, loan repayments and prepayments, proceeds from sales of loans, principal and interest payments on investment and mortgage-backed and mortgage-related securities, cash flows generated from operations and FHLB advances are the primary sources of the Association's funds for use in lending, investing and for other general purposes.

     Deposits. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of savings, NOW accounts, checking accounts, money market accounts and certificate accounts. For the year ended December 31, 1996, core deposits represented 50.3% total average deposits. The flow of deposits is influenced significantly by general and regional economic conditions, changes in money market rates, prevailing interest rates and competition. The Association's deposits are obtained predominantly from the areas in which its branch offices are located. To attract and retain deposits, the Association relies primarily on pricing its deposit products at a competitive rate providing customer service and its long-standing relationships with customers; however, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. In recent years, the Association has generally paid a rate of interest paid on its deposit product that is higher than competing institutions operating in the Association's market area. The Association uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. Certificate accounts in excess of $100,000 are not actively solicited by the Association and the Association does not currently use brokers to obtain deposits. During the year ended December 31, 1996, the Association's balance of passbook accounts decreased by $5.7 million, or 3.5%, and its balance of certificates of deposits increased by $25.3 million, or 12.6%. The decline in passbook accounts and increase in certificates of deposit resulted from the Association's raising of the rate paid on certificates accounts in late 1995 and early 1996 which caused depositors to transfer funds from passbook accounts to certificates of deposit.

     At December 31, 1996, certificate accounts with maturities of one year or less totalled $121.5 million, or 27.0% of total deposits. While the Association believes that, based on the Association's historical deposit outflow activity, the substantial majority of such accounts will remain with the Association, if a material amount of such accounts were not renewed it could have a material adverse impact on the liquidity and cash flows of the Association and may result in increased interest expense in the event the Association paid higher rates to attract and retain deposit accounts or increased its utilization of higher cost borrowings to fund its liquidity needs.

     The following table presents the deposit activity of the Association for the periods indicated:

                                                      FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                               -------------------------------
                                                   1996      1995       1994
                                               ----------  ---------  --------
                                                        (IN THOUSANDS)
Net deposits (withdrawals).....................   $ 8,551  $(13,864)  $(28,172)
Interest credited on deposit accounts..........    16,145    15,972     14,258
                                                  -------  --------   --------
Total increase (decrease) in deposit accounts..   $24,696  $  2,108   $(13,914)
                                                  =======  ========   ========

     At December 31, 1996, the Association had $11.7 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                           WEIGHTED
     MATURITY PERIOD          AMOUNT     AVERAGE RATE
---------------------------  ---------   ------------
                             (DOLLARS
                                IN
                            THOUSANDS)
Three months or less......      $ 2,215      4.84%
Over 3 through 6 months...        1,994      4.94%
Over 6 through 12 months..        1,608      5.39%
Over 12 months............        5,920      6.09%
                                -------
Total.....................      $11,737
                                =======

     The following table sets forth the distribution of the Association's average deposit accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented. Averages for the periods presented utilize average month-end balances.



                                                            FOR THE YEARS ENDED DECEMBER 31,
                               -------------------------------------------------------------------------------------------------
                                              1996                            1995                              1994
                               --------------------------------  --------------------------------   ------------------------------
                                            PERCENT                         PERCENT                            PERCENT
                                           OF TOTAL   WEIGHTED             OF TOTAL      WEIGHTED             OF TOTAL   WEIGHTED
                                 AVERAGE    AVERAGE    AVERAGE   AVERAGE    AVERAGE       AVERAGE   AVERAGE    AVERAGE   AVERAGE
                                 BALANCE   DEPOSITS     COST     BALANCE   DEPOSITS        COST     BALANCE   DEPOSITS     COST
                               ---------  ----------  ---------  -------   --------      ---------  -------   ---------  --------
                                                                        (DOLLARS IN THOUSANDS)
Money market savings accounts..  $ 16,397      3.86%      2.50%  $ 18,496      4.38%      2.51%    $ 22,721      5.24%     2.50%

Passbook accounts..............   162,636     38.34       3.01    170,151     40.30       3.00      199,779     46.09      3.00

NOW accounts...................    24,475      5.77       2.03     23,414      5.54       1.98       22,822      5.27      2.20

Non-interest-bearing accounts..    19,288      4.55         --     16,311      3.86         --       14,134      3.26        --
                                 --------    ------       ----   --------    ------       ----     --------    ------      ----
  Total........................   222,796     52.52       2.60    228,372     54.08       2.64      259,456     59.86      2.72
                                 --------    ------       ----   --------    ------       ----     --------    ------      ----
Certificate accounts:

 Less than six months..........       622      0.15       3.62        738      0.18       3.88          744      0.17      2.81

 Over six through 12 months....    89,627     21.13       4.97     92.260     21.85       5.21       80,309     18.53      3.58

 Over 12 through 24 months.....    16,377      3.86       6.12      7,573      1.79       5.20        5,395      1.24      3.70

 Over 24 months................    52,501     12.37       5.90     52,241     12.37       5.75       48,109     11.10      5.70

 IRA/KEOGH.....................    42,272      9,97       5.50     41,073      9.73       5.44       39,439      9.10      4.47
                                 --------    ------       ----   --------    ------       ----     --------    ------      ----
  Total certificate accounts...   201,399     47.48       5.40    193,885     45.92       5.39      173,996     40.14      4.35
                                 --------    ------       ----   --------    ------       ----     --------    ------      ----
   Total average deposits......  $424,195    100.00%      3.93%  $422,257    100.00%      3.90%    $433,452    100.00%     3.38%
                                 ========    ======       ====   ========    ======       ====     ========    ======      ====


     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1996.




                           PERIOD TO MATURITY FROM DECEMBER 31, 1996           AT DECEMBER 31,
                       ------------------------------------------------  ----------------------------
                         LESS THAN   ONE TO      TWO TO        OVER
                         ONE YEAR   TWO YEARS  THREE YEARS  THREE YEARS    1996       1995      1994
                       -----------  ---------  -----------  -----------  --------   --------  --------
                                                        (IN THOUSANDS)
Certificate accounts:
0  to 2.99%............  $     ---  $     ---   $      ---   $      ---    $        $         $     45

3.00 to 3.99%..........      1,317          5          ---          ---     1,322      5,771    56,411

4.00 to 4.99%..........     86,393      1,221           54          ---    87,668     56,479    48,584

5.00 to 5.99%..........     26,028     19,623       12,410       10,416    68,477     82,580    46,210

6.00 to 6.99%..........      7,306     30,490        8,653        4,655    51,103     39,846    17,140

7.00 to 7.99%..........        389        819        4,029       11,172    16,410     15,160    10,392

8.00 to 8.99%..........         69         25            2        1,022     1,118        992     1,487

Over 9.00%.............        ---        ---          ---          ---       ---        ---       ---
                          --------    -------      -------      -------  --------   --------  --------

  Total................   $121,502    $52,183      $25,148      $27,265  $226,098   $200,828  $180,269
                          ========    =======      =======      =======  ========   ========  ========


     Borrowings. The Association utilizes advances from the FHLB as an alternative to retail deposits to fund its operations and may do so in the future as part of its operating strategy. The Association generally only utilizes FHLB borrowings as a source of liquidity. These FHLB advances are collateralized primarily by certain of the Association's mortgage loans and mortgage-backed securities and secondarily by the Association's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Association, fluctuates from time to time in
accordance with the policies of the OTS and the FHLB.   At December 31, 1996,
the Association had $37.5 million in short-term and $9.0 million in long-term outstanding advances from the FHLB.

     The following table sets forth certain information regarding the Association's short-term borrowed funds at or for the periods ended on the dates indicated:



                                                            AT OR FOR THE YEAR
                                                            ENDED DECEMBER 31,
                                                    ---------------------------------
                                                       1996         1995      1994
                                                    ----------   ---------  ---------
                                                          (DOLLARS IN THOUSANDS)
FHLB advances:
 Average balance outstanding............              $ 8,204      $ 125      $1,053
                                                      =======      =====      ======
 Maximum amount outstanding at
    any month-end during the period.....               37,525         --       6,500
                                                      =======      =====      ======
 Balance outstanding at end of period...               37,525         --          --
                                                      =======      =====      ======
 Weighted average interest rate
    during the period...................                 5.48%      6.39%       4.60%
                                                      =======      =====      ======
 Weighted average interest rate at end
  of period.............................                 5.56%        --%         --%
                                                      =======      =====      ======


     At December 31, 1996, the Association also maintained securities sold under agreements to purchase of $5.0 million. Securities sold under agreements to repurchase are collateralized by mortgage-backed securities. The $5.0 million is comprised of one commitment with a scheduled maturity of August 26, 1999 at an interest rate of 6.25%.

SUBSIDIARY ACTIVITIES

     Great American Financial Services, Inc. is a wholly-owned subsidiary of the Association, which currently does not conduct any activities.

PERSONNEL

     As of December 31, 1996, the Association had 161 authorized full-time employee positions and 51 authorized part-time employee positions. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good.


                           REGULATION AND SUPERVISION

GENERAL

     The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Association, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

     The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

HOLDING COMPANY REGULATION

     The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Association must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

FEDERAL SAVINGS INSTITUTION REGULATION

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio.
In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage
(core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1996, the Association met each of its capital requirements, in each case on a fully phased-in basis and it is anticipated that the Association will not be subject to the interest rate risk component.

     The following table presents the Association's capital position at December 31, 1996 relative to regulatory requirements.

                                                          CAPITAL
                                         EXCESS  ---------------------
                   ACTUAL   REQUIRED  (DEFICIENCY)   ACTUAL   REQUIRED
                   CAPITAL  CAPITAL      AMOUNT     PERCENT    PERCENT
                 ---------  --------  ------------  -------   --------
                                 (DOLLARS IN THOUSANDS)
Tangible.........  $92,148   $ 9,061      $83,087     15.26%      1.50%
Core (Leverage)..   92,148    18,121       74,027     15.26%      3.00%
Risk-based.......   93,179    16,913       76,266     44.08%      8.00%

          Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Association are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), (the deposit insurance fund that covers most commercial bank deposits), are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit
insurance premiums of between 24 and 25 basis points.   The BIF met the required
reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

     In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Association were placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Association, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Association as an expense in the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Association amounted to $2.8 million on a pre-tax basis and $1.7 million on an after-tax basis.

     The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payment of 1.3 basis points, while SAIF deposits will pay 6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC recently voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of 1996 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     The Association's assessment rate for fiscal 1996 was 23 basis points and the premium paid for this period was $969,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1996, the Association's limit on loans to one borrower was $18.4 million. At December 31, 1996, the Association's largest aggregate outstanding balance of loans to one borrower was $2.7 million.

     QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1996, the Association maintained 96.5% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1996, the Association was a Tier 1 Bank.

     Liquidity. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's liquidity and short-term liquidity ratios for December 31, 1996 were 25.3% and 8.7% respectively, which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31, 1996 totalled $119,000.

     Branching.   OTS regulations permit nationwide branching by federally
chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     Transactions with Related Parties. The Association's authority to engage in transactions with related parties or "affiliates" (e.g.., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Association's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to insiders based, in part, on the Association's capital position and requires certain board approval procedures to be followed.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 1996, the Federal Reserve Board regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $52.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $52.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Association is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General. The Company and the Association report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has not been audited by the IRS since 1988, which covered the tax years up to 1987. For its 1996 taxable year, the Association is subject to a maximum federal income tax rate of 34%.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

     The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

     Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Association's current taxable year, in which the Association originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Association during its six taxable years preceding its current taxable year.

     Under the 1996 Act, for its current and future taxable years, the Association is not permitted to make additions to its tax bad debt reserves. In addition, the Association is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 other than its supplemental reserve for losses on loans, if any over the balance of such reserves as of December 31, 1987 (or a lesser amount since the Association's loan portfolio decreased since December 31,
1987). As a result of such recapture, the Association will not incur any additional tax liability. As of December 31, 1996, the Association had deferred tax liabilities of $765,000 recorded for the tax bad debt reserve. The Association has a two year exemption to pay this liability and then will pay the $765,000 over the next four years.

     Distributions. Under the 1996 Act, if the Association makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Association's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Association's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Association's income. Non-dividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Association's current or accumulated earnings and profits will not be so included in the Association's income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Association makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Association does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

     SAIF Recapitalization Assessment. The Funds Act levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended
September 30, 1996.   The Funds Act includes a provision which states that the
amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

     Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Association currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid. The Association does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company or the Association own more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends may be deducted.

STATE AND LOCAL TAXATION

     Commonwealth of Pennsylvania. The Association is subject to the Mutual Thrift Institutions Tax of the Commonwealth of Pennsylvania based on the Association's financial net income determined in accordance with generally accepted accounting principles with certain adjustments. The tax rate under the Mutual Thrift Institutions Tax is 11.5%. Interest on state and federal obligations is excluded from net income. An allocable portion of net interest expense incurred to carry the obligations is disallowed as a deduction. Three year carryforwards of losses are allowed.

     The Company is subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

IMPACT OF NEW ACCOUNTING STANDARDS



     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee titled "International Accounting Standards, Earnings Per Share" ("IAS 33"). The impact of SFAS 128 has not yet been determined by the Company.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.
-----------------------------------------------------

     The following table sets forth certain information regarding the executive officers of the Company and the Association who are not also directors.

       NAME               AGE AT 12/31/96                          POSITION
--------------------  -----------------------  ---------------------------------------------------
Lawrence A. Michael            47                  Secretary of the Company and Vice
                                                   President and Secretary of the Association

Raymond G. Suchta              48                  Chief Financial Officer and Treasurer of the
                                                   Company and Vice President and Chief Financial
                                                   Officer of the Association

Aaron T. Flaitz, Jr.           46                  Vice President and Assistant Secretary of
                                                   the Association

Norman A. Litterini            55                  Vice President - Lending of the Association

Wayne A. Callen                47                  Vice President - Data Processing of the
                                                   Association

Eugene G. Hreha                59                  Vice President - Marketing of the
                                                   Association

Judith A. Stoeckle             56                  Vice President - Systems Coordinator of the
                                                   Association

ITEM 2.  PROPERTIES.
-------------------
     The Association conducts its business through an administrative and full service office located in the Borough of Whitehall and twelve other full service branch offices, all of which are located in the greater Pittsburgh metropolitan area. Management believes that the Association's current facilities are adequate to meet the present and immediately foreseeable needs of the Association and the Company.



                                                             NET BOOK VALUE
                                       ORIGINAL              OF PROPERTY OR       TOTAL
                                         YEAR                   LEASEHOLD        DEPOSITS
                               LEASED   LEASED    DATE OF    IMPROVEMENTS AT        AT
                                 OR       OR       LEASE      DECEMBER 31,     DECEMBER 31,
          LOCATION             OWNED   ACQUIRED  EXPIRATION       1996             1996
-------------------------   ---------  --------  ----------  ----------------  ------------
EXECUTIVE/HOME OFFICE:                                                        (In thousands)

Whitehall
4750 Clairton Boulevard
Whitehall, PA  15236.........  Owned       1983           -       $2,487,397       $ 33,940

BRANCH OFFICES:

Homestead
300 East Eighth Avenue
Homestead, PA  15120.........  Owned       1945           -           30,000         87,384

McKeesport
225 Fifth Avenue
McKeesport, PA  15134........  Owned       1966           -          225,547         86,083

Clairton
608 Miller Avenue
Clairton, PA  15025..........  Owned       1959           -           51,321         26,800

Forest Hills
2210 Ardmore Boulevard
Forest Hills, PA  15221......  Owned       1974           -          245,317         59,920

Norwin Hills
8775 Norwin Avenue
North Huntingdon, PA  15642..  Leased      1991        2006            4,539         10,105

Elizabeth
548 Rock Run Road
Elizabeth Township, PA
15018........................  Owned       1978           -          225,145         32,147

Munhall
4600 Main Street
Munhall, PA  15120...........  Owned       1982           -          503,303         81,711

Caste Village
Baptist & Grove Roads
Whitehall, PA  15236.........  Leased      1991        2005           17,202          8,536



                                                             NET BOOK VALUE
                                       ORIGINAL              OF PROPERTY OR       TOTAL
                                         YEAR                   LEASEHOLD        DEPOSITS
                               LEASED   LEASED    DATE OF    IMPROVEMENTS AT        AT
                                 OR       OR       LEASE      DECEMBER 31,     DECEMBER 31,
          LOCATION             OWNED   ACQUIRED  EXPIRATION       1996             1996
-------------------------   ---------  --------  ----------  ----------------  ------------
White Oak
1527 Lincoln Way
White Oak, PA  15131.........  Owned       1993           -          195,105         21,991

Belle Vernon
100 Sara Way
Belle Vernon, PA 15012.......  Leased      1996        1999          232,580            942

North Fayette
250 Summit Park Drive
Pittsburgh, PA 15275.........  Leased      1996        1999           98,840              7

West Mifflin
2251 Century Drive
West Mifflin, PA  15122......  Leased      1996        2000           98,840             --
                                                                  ----------       --------
Total........................
                                                                  $4,415,136       $449,566
                                                                  ==========       ========



ITEM 3.   LEGAL PROCEEDINGS.
---------------------------
     The Association is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------
     None.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------
     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Stock Inforrmation" and "Stock Price" on the inside front cover of the Registrant's 1996 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA.
---------------------------------
     The above-captioned information appears under "Selected Consolidated Financial and Other Data" in the Registrant's 1996 Annual Report to Stockholders on page 4 and is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------
     The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Stockholders on pages 5 through 18 and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------
     The Consolidated Financial Statements of GA Financial, Inc. and its subsidiary, together with the report thereon by Coopers & Lybrand L.L.P. appears in the Registrant's 1996 Annual Report to Stockholders on pages 19 through 47 and are incorporated herein by reference.

ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------
     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------
     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 1997, at pages 5 and 6.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------
     The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 1997, at pages 7 and 8 and pages 12 through 19 (excluding the Executive Compensation Committee Report and Stock Performance Graph).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------
     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 1997, at pages 3, 6 and 7.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------
     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 1997, at pages 19 and 20.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------
(a)  The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1996 Annual Report to Stockholders.



                                                                            PAGE

    Report of Independent Accountants...................................     19

    Consolidated Statements of Financial Condition for the years ended
      December 31, 1996 and 1995........................................     20

    Consolidated Statements of Income for the
      Years Ended December 31, 1996, 1995 and 1994......................     21

    Consolidated Statements of Cash Flows for the
      Years Ended December 31, 1996, 1995 and 1994......................     22

    Consolidated Statements of Shareholders' Equity
      for the Years Ended December 31, 1996, 1995 and 1994..............     23

    Notes to Consolidated Financial Statements for the
      Years Ended December 31, 1996, 1995 and 1994......................  24-47

   The remaining information appearing in the 1996 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits

     (a) The following exhibits are filed as part of this report.

         3.1  Certificate of Incorporation of GA Financial, Inc.*
         3.2  Bylaws of GA Financial, Inc.*
         4.0  Stock Certificate of GA Financial, Inc.*
         10.1 GA Financial Inc. 1996 Stock-Based Incentive Plan **
         10.2 Form of Great American Federal Savings and Loan Association Employee Stock Ownership Plan*
         10.3 Form of Employment Agreement between Great American Federal Savings and Loan Association and John G. Micenko*
         10.4 Form of Employment Agreement between GA Financial, Inc. and
              John M. Kish and John G. Micenko*
         10.5 Form of Change in Control Agreement between Great American Federal Savings and Loan Association and Andrew R. Getsy, Aaron T. Flaitz, Jr., Norman A. Litterini, Wayne A. Callen, Eugene G. Hreha and Judith A. Stoeckle*
         10.6 Form of Change in Control Agreement between GA Financial, Inc. and Lawrence A. Michael and Raymond G. Suchta*
         10.7 Form of Great American Federal Savings and Loan Association Employee Severance Compensation Plan*
         13.0 Portions of the 1996 Annual Report to Stockholders (filed herewith)
         21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
         27.0 Financial Data Schedule (filed herewith)

     (b) Reports on Form 8-K

         None.
         __________________________________
         * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on December 21, 1995, as amended, Registration No. 33-80715.
         ** Incorporated herein by reference into this document from the Proxy
            Statement for the Special Meeting of Shareholders filed on August 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GA FINANCIAL, INC.


                              By:   /s/ John M. Kish
                                    ---------------------------------
                                    John M. Kish
                                    Chairman of the Board and
                                    Chief Executive Officer

                                    Date: March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                          Title                             Date
----                          -----                             ----


/s/ John M. Kish           Chairman of the Board and      March 28, 1997
----------------------     Chief Executive Officer
John M. Kish               (principal executive officer)


/s/ John G. Micenko        President and Director
----------------------
John G. Micenko

/s/ Raymond G. Suchta       Chief Financial Officer       March 28, 1997
----------------------      and Treasurer
Raymond G. Suchta           (principal accounting and
                            financial officer)



/s/ William G. Boyer           Director                   March 28, 1997
----------------------
William G. Boyer

/s/ Thomas E. Bugel            Director                   March 28, 1997
----------------------
Thomas E. Bugel

/s/ Darrek J. Hess             Director                   March 28, 1997
----------------------
Darrell J. Hess

/s/ Thomas M. Stanton          Director                   March 28, 1997
----------------------
Thomas M. Stanton

/s/ David R. Wasik             Director                   March 28, 1997
----------------------
David R. Wasik