Form 10-Q
period 1997-03-31
GA FINANCIAL INC/PA
filed 1997-05-14
CIK 1005313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       or

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

   For the transition period from                   to
                                  -----------------    -------------------

                         Commission File Number 1-14154
                                                  -----

                              GA FINANCIAL, INC.
                              ------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                                 25-1780835
--------                                               --------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)


   4750 CLAIRTON BOULEVARD, PITTSBURGH, PENNSYLVANIA            15236
   ---------------------------------------------------          -----
   (Address of principal executive offices)                   (Zip Code)

                                 (412)882-9946
                              -------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
                             --------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,170,850 shares of common stock, par value $.01 per share, were outstanding as of May 7, 1997.

                               GA FINANCIAL, INC.

                                   FORM 10-Q

                      For the Quarter Ended March 31, 1997


                                     INDEX

                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                  Consolidated Statements of Financial Condition -
                  March 31, 1997 and December 31, 1996...................  1

                  Consolidated Statements of Income - For the Three
                  Months Ended March 31, 1997 and 1996...................  2

                  Consolidated Statements of Cash Flows - For the Three
                  Months Ended March 31, 1997 and 1996...................  3

                  Notes to Consolidated Financial Statements.............  4-6

                  Report of Independent Accountants......................  7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................  8-15

PART II:   OTHER INFORMATION.............................................  16

SIGNATURES...............................................................  17

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.     Financial Statements
-------     --------------------

GA Financial, Inc.
Consolidated Statements of Financial Condition
March 31, 1997 and December 31, 1996

                                               March 31,1997   Dec. 31, 1996
                                                (Unaudited)
-----------------------------------------------------------------------------

ASSETS                                                 (In thousands)

Cash (including interest-bearing demand
 deposits of $872
    in 1997 and $15,592 in 1996)                  $  8,797        $ 22,349
Federal funds sold                                   6,600           1,950
Available for sale securities, at fair
 value:
    Investment securities                          136,782         119,347
    Mortgage-related securities                    225,775         244,482
Loans receivable, net                              216,591         216,376
Education loans held for sale                       14,519          15,383
Accrued interest receivable                          4,663           4,252
Federal Home Loan Bank stock                         4,351           2,326
Office, property and equipment                       5,755           5,644
Securities sold, not settled                        42,721               -
Prepaid expenses and other assets                    3,788           1,939
-----------------------------------------------------------------------------
TOTAL ASSETS                                     $ 670,342       $ 634,048
=============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing demand deposits               $ 21,572        $ 19,685
Savings accounts                                   433,776         429,881
Borrowed funds                                      92,023          51,525
Advances from borrowers for taxes and insurance      2,101           1,780
Accrued interest payable                             2,105             699
Securities purchased, not settled                        -           5,830
Other liabilities                                    3,042           2,244
-----------------------------------------------------------------------------
TOTAL LIABILITIES                                $ 554,619       $ 511,644

Shareholders' Equity:
Preferred stock, (.01 par value); 1,000,000              -               -
 shares authorized; 0 shares issued
Common stock, (.01 par value); 23,000,000
 shares authorized; 8,900,000 shares issued             89              89
Additional paid in capital                          85,617          86,316
Treasury stock, at cost (492,350 shares
 at March 31, 1997 and 445,000 shares
   at December 31, 1996)                            (7,567)         (6,768)
Unearned employee stock ownership plan
 (ESOP) shares                                      (6,612)         (6,612)
Unearned recognition and retention plan
 (RRP) shares                                       (3,714)           (523)
Net unrealized holding (losses) gains
 on securities                                      (3,137)             88
Retained income                                     51,047          49,814
-----------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                         115,723         122,404

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 670,342       $ 634,048
=============================================================================


The accompanying notes are an integral part of the consolidated financial statements.

GA Financial, Inc.
Consolidated Statements of Income
For the Quarters Ended March 31, 1997 and 1996

                                                           For the Quarters Ended
                                                                 March 31,
                                                              1997        1996
                                                                (Unaudited)
-----------------------------------------------------------------------------------
                                                               (In thousands)

Interest income:
            Loans, including fees                              $4,722      $4,015
            Mortgage-related securities                         4,645       3,180
             Investment securities                              2,082       1,133
            Other                                                 166         403
-----------------------------------------------------------------------------------
            Total interest income                              11,615       8,731
-----------------------------------------------------------------------------------
Interest expense:
            Savings accounts                                    4,459       4,205
            Interest on borrowings                                954           -
            Other                                                  13          13
-----------------------------------------------------------------------------------
             Total interest expense                             5,426       4,218
-----------------------------------------------------------------------------------
            Net interest income before provision                6,189       4,513
             for losses on loans
Provision for losses on loans                                      75          30
-----------------------------------------------------------------------------------
            Net interest income after provision
             for losses on loans                                6,114       4,483
-----------------------------------------------------------------------------------
Other income:
            Service fees                                          226         182
            Net gain on sales of securities                         -          10
            Net gain on sales of education loans                   74           -
            Data processing service fees                          137         204
            Other                                                   8          11
-----------------------------------------------------------------------------------
            Total other income                                    445         407
-----------------------------------------------------------------------------------
Non-interest expense:
            Compensation and employee benefits                  1,786       1,622
            Occupancy and equipment                               446         390
            Deposit insurance premiums                             67         241
            Data processing service expenses                      425         404
            Marketing expenses                                    146         102
            Other                                                 753         508
-----------------------------------------------------------------------------------
            Total non-interest expense                          3,623       3,267
-----------------------------------------------------------------------------------
Income before provision for income taxes                        2,936       1,623
Provision for income taxes                                      1,079         612
-----------------------------------------------------------------------------------
Net income                                                    $ 1,857     $ 1,011
===================================================================================

Earnings per share (1)                                           $.24           -
                                                               ------      ------
Dividends per share                                              $.08           -
                                                               ------      ------

(1) Per share information for the three month period ending March 31, 1996 is not comparable as GA Financial did not complete its stock offering until March 25, 1996.

The accompanying notes are an integral part of the consolidated financial statements.

GA Financial, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended March 31, 1997 and 1996

                                                                                         Quarters Ended
-----------------------------------------------------------------------------------------------------------
                                                                                            March 31,
                                                                                        1997        1996
                                                                                          (Unaudited)
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:                                                    (In thousands)
Net income                                                                            $  1,857   $   1,011
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Provision for losses on loans and real estate owned                                      75          30
   Depreciation and amortization on office, property and equipment                         191         207
   Net (discount accretion) on securities                                                  (21)        (13)
   Amortization of net deferred loan fees                                                  (31)        (42)
   Compensation expense on RRP shares                                                      205           -
   Compensation expense on unallocated ESOP shares                                          53           -
   Net realized (gain) on sales of securities                                                -         (10)
   Net realized (gain) on sale of student loans                                            (74)          -
   Net realized (gain) on sale of REO                                                       (2)          -
   (Increase) in accrued interest receivable                                              (411)       (584)
   Decrease in prepaid expenses and other assets                                            41         459
   Increase in accrued interest payable                                                  1,406       1,074
-----------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                             3,289       2,132
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of available for sale securities                                  10,039      95,485
   Proceeds from sale of student loans                                                   2,673           -
   Repayments and maturities of available for sale securities                           12,176      16,077
   Net proceeds from sale of REO                                                             2           -
   Purchases of available for sale securities                                          (74,589)   (107,960)
   Net increase in loans                                                                (1,994)    (24,474)
   Purchases of office, property and equipment, net                                       (302)        (28)
   Purchase of Federal Home Loan Bank stock                                             (2,025)       (424)
-----------------------------------------------------------------------------------------------------------
   Net cash (used in) investing activities                                             (54,020)    (21,324)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in demand and savings deposits                                           4,531       1,428
   Net increase (decrease) in certificates of deposit                                    1,251        (616)
   Net  increase in advances from borrowers for taxes
    and insurance and other liabilities                                                  1,166         869
   Purchase of RRP stock                                                                (4,095)          -
   Purchase of treasury stock                                                             (799)          -
   Proceeds from sale of common stock, net                                                   -      79,418
   Payments made under capital lease obligations                                           (47)        (47)
   Payments of borrowed funds                                                          (66,745)          -
   Proceeds from borrowed funds                                                        107,243           -
   Dividends paid                                                                         (676)          -
-----------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                            41,829      81,052
-----------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash and cash equivalents                                 (8,902)     61,860
Cash and cash equivalents at beginning of period                                        24,299      17,170
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $  15,397  $   79,030
===========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of GA Financial, Inc. (the "Company") and its subsidiary, Great American Federal Savings and Loan Association (the "Association").

In the opinion of the management of the Association, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that the accompanying consolidated financial statements be read in conjunction with the Association's 1996 Annual Report on Form 10-K. The consolidated financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and March 31, 1996 have been reviewed by Coopers & Lybrand L.L.P., the Association's independent auditors, whose report is included herein. Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Association. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Association.

2.   Capital Requirements and Regulatory Restrictions

As a savings and loan holding company, the Company is not required to maintain any minimum level of capital; however, the Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to total assets. It is management's opinion that the Association meets all capital adequacy requirements to which it is subject.

As of March 31, 1997, the most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

                                                       Tier I      Tier I        Total
                                                      Leverage   Risk-Based   Risk-based
                                                       Capital     Capital      Capital
                                                     ------------------------------------
                                                            (Dollars in thousands)
March 31, 1997:
 Equity capital (1)                                    $91,911      $91,911      $91,911
 General valuation allowance (2)                             -            -        1,113
 Plus unrealized losses on certain available-
  for-sale securities                                    3,166        3,166        3,166
 Less core deposit intangible                           (1,234)      (1,234)      (1,234)
                                                     ------------------------------------
Total regulatory capital                                93,843       93,843       94,956
Minimum regulatory capital                              26,007       10,299       20,598
                                                     ------------------------------------
Excess regulatory capital                             $ 67,836     $ 83,544     $ 74,358
                                                     ====================================
Regulatory capital as a percentage                       14.43%       36.45%       36.88%
Minimum regulatory capital as a percentage                4.00%        4.00%        8.00%
                                                     ------------------------------------
Excess regulatory capital as a percentage                10.43%       32.45%       28.88%
                                                     ====================================
Well capitalized requirement under
  prompt corrective actions provisions                    5.00%        6.00%       10.00%
                                                     ====================================

                                                       Tier I      Tier I        Total
                                                      Leverage   Risk-Based   Risk-based
                                                       Capital     Capital      Capital
                                                     ------------------------------------
                                                            (Dollars in thousands)
December 31, 1996:
 Equity capital (1)                                    $93,430      $93,430      $93,430
 General valuation allowance (2)                             -            -        1,031
 Less unrealized gains on certain available-
  for-sale securities                                       (5)          (5)          (5)
 Less core deposit intangible                           (1,277)      (1,277)      (1,277)
                                                     ------------------------------------
Total regulatory capital                                92,148       92,148       93,179
Minimum regulatory capital                              24,161        8,456       16,913
                                                     ------------------------------------
Excess regulatory capital                             $ 67,987     $ 83,692     $ 76,266
                                                     ====================================

Regulatory capital as a percentage                       15.26%       43.59%       44.08%
Minimum regulatory capital as a percentage                4.00%        4.00%        8.00%
                                                     ------------------------------------
Excess regulatory capital as a percentage                11.26%       39.59%       36.08%
                                                     ====================================
Well capitalized requirement under
  prompt corrective actions provisions                    5.00%        6.00%       10.00%
                                                     ====================================

(1) Represents equity capital of the Association as reported to the Office of Thrift Supervision.
(2)  Limited to 1.25% of risk-weighted assets.


3.   New Accounting Pronouncements

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earning per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee titled "International Accounting Standards, Earnings per Share" ("IAS 33"). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The impact of SFAS 128 is not expected to have a material impact on the Company's earnings per share calculation.

4.   Derivative Financial Instruments with Off-Balance Sheet Risk

A reconciliation of forward and standby commitment activity for the period follows:


(Dollars in thousands)          Forward Commitments   Standby Commitments
                                -----------------------------------------
Balance at December 31, 1996               $ 10,000                $4,000
Purchase commitments                         96,600                     -
Commitments sold                             (2,000)                    -
Commitments settled                         (25,600)                    -
                                -----------------------------------------
Balance at March 31, 1997                 $  79,000               $ 4,000
                                =========================================

The fair value of the $83 million in commitments was approximately $82.7 million at March 31, 1997.

5.   Earnings per Share:

Earnings per share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding. Shares outstanding for 1997 do not include 661,143 ESOP shares that were unallocated in accordance with SOP 93-6, "Employers' Accounting for Employees Stock Ownership Plans." Reported earnings per share is calculated based on 7,888,694 common shares and common stock equivalents for 1997. Shares granted but not yet issued of 626,500 under the Company's stock option plan are considered common stock equivalents for earnings per share calculations. Earnings per share for the three months ending March 31, 1996 is not presented as the Company did not complete its stock offering until March 25, 1996.

6.   Consolidated Statements of Shareholders' Equity:

The consolidated statement of shareholders' equity for the three month period ending March 31, 1997 is as follows:

                                  Additional                Unearned      Unearned    Net Unrealized                  Total
                          Common    Paid in    Treasury       ESOP          RRP        Holding Gains   Retained   Shareholders'
                          Stock     Capital      Stock    Plan Shares   Plan Shares      (Losses)      Earnings      Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/96          $89     $86,316    $(6,768)      $(6,612)      $  (523)         $    88    $49,814        $122,404

Net income                     -           -          -             -             -                -      1,857           1,857
Change in net
    unrealized holding
    gains (losses) on
    securities, net of
    tax                        -           -          -             -             -           (3,225)         -         (3,225)
Treasury stock
    purchased                  -           -       (799)            -             -                -          -           (799)
RRP shares purchased           -        (699)         -             -        (3,396)               -          -         (4,095)
Cash dividends                 -           -          -             -             -                -       (624)          (624)
Shares allocated               -           -          -             -             -                -          -              -
    under ESOP
Shares allocated
    under RRP                  -           -          -             -           205                -          -            205
                        ------------------------------------------------------------------------------------------------------
Balance at 3/31/97          $ 89    $ 85,617    $(7,567)      $(6,612)      $(3,714)         $(3,137)  $ 51,047       $115,723
                        ======================================================================================================


                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



   The Board of Directors of
     GA Financial, Inc.:

   We have reviewed the accompanying consolidated statements of financial condition of GA Financial, Inc. and subsidiary (the Company) as of March 31, 1997, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and March 31, 1996. These financial statements are the responsibility of the Company's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

   We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition as of December 31, 1996 and the related consolidated statements of income, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report dated January 28, 1997 except as to the information presented in
   Note 19, for which the date is February 19, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.



   /s/Coopers & Lybrand, L.L.P.


   Pittsburgh, Pennsylvania
   April 21, 1997

   Item 2.  Management's Discussion and Analysis of Financial Condition and
   -------  ---------------------------------------------------------------
            Results of Operations
            ---------------------

   General
   -------

   The Company's and the Association's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company and the Association refer hereinto collectively as the "Association". The Association also generates non-interest income such as service fees and also generates data-processing fees from its data-processing division. The Association's operating expense consists primarily of employee compensation, occupancy expenses, federal deposit insurance premiums, data processing expenses, and other general and administrative expenses. The Association's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

   Comparison of Financial Condition at March 31, 1997 and December 31, 1996
   -------------------------------------------------------------------------

   The Association's total assets of $670.3 million at March 31, 1997 increased $36.3 million or 5.7% from December 31, 1996. This increase was primarily attributed to the Association's increased borrowings of $40.5 million in the first quarter of 1997. These funds were primarily invested in mortgage-related and investment securities.

   Cash and cash equivalents of $15.4 million at March 31, 1997 decreased $8.9 million or 36.6% from December 31, 1996. The year-end balance included $25.4 million in branch deposits the Association purchased from First Home Savings in December, 1996. These funds were then invested in mortgage-related and investment securities in the first quarter of 1997.

   Investment securities classified as available for sale increased $17.4 million or 14.6% to $136.8 million at March 31, 1997. This was primarily due to the investment of the funds generated by the deposit purchase of $25.4 million in December, 1996.

   Mortgage-related securities classified as available for sale decreased $18.7 million or 7.7% to $225.8 million at March 31, 1997. This is due to the Association recording $42.7 million of mortgage-related securities that were sold but not settled at March 31, 1997. This transaction settled in April, 1997.

   There were no securities held by the Association which were classified as 'held to maturity' for either of the respective periods.

   The following table presents details of the Association's investment securities and mortgage-backed securities as of March 31, 1997:

                                                    Gross       Gross
                                       Amortized  Unrealized  Unrealized
Available for sale securities:           Cost       Gains       Losses     Fair Value
---------------------------------------------------------------------------------------
US Treasury                             $ 11,923      $    1     $   (21)     $ 11,903
Mortgage-backed certificates             159,813         618      (3,090)      157,341
Collateralized mortgage obligations       70,315          33      (1,914)       68,434
Marketable equity securities              27,338       1,310        (371)       28,277
US government agency debt                 67,906           -      (1,326)       66,580
Corporate obligations                     19,741          16        (106)       19,651
Municipal obligations                     10,495           2        (126)       10,371
---------------------------------------------------------------------------------------
     Total                             $ 367,531     $ 1,980     $(6,954)     $362,557
=======================================================================================

The following table presents details of the Association's investment securities and mortgage-backed securities as of December 31, 1996:

                                                    Gross       Gross
                                       Amortized  Unrealized  Unrealized
Available for sale securities:           Cost       Gains       Losses     Fair Value
---------------------------------------------------------------------------------------
US Treasury                             $ 14,912      $   37           -      $ 14,949
Mortgage-backed certificates             171,611       2,536     $(1,920)      172,227
Collateralized mortgage obligations       73,706         250      (1,701)       72,255
Marketable equity securities              28,654       1,263        (187)       29,730
US government agency debt                 48,646          92        (318)       48,420
Corporate obligations                     17,294          61          (1)       17,354
Municipal obligations                      8,865          58         (29)        8,894
---------------------------------------------------------------------------------------
      Total                            $ 363,688     $ 4,297     $(4,156)     $363,829
=======================================================================================

Loans receivable were substantially the same at December 31, 1996 and March 31, 1997.

Education loans held for sale decreased $864,000 or 5.6% to $14.5 million at March 31, 1997. The Association sold approximately $2.6 million of education loans during the quarter.

The following table presents details of the Association's loan portfolio:


                                         March 31, 1997  December 31, 1996
-----------------------------------------------------------------------------
Mortgages:
   Residential and multi-family                 185,814            184,961
   Commercial                                     4,965              5,053
   Construction and development                   2,577              3,545
Consumer loans:
   Home equity                                   22,561             22,153
   Education loans                               14,519             15,383
Other:
   Loans on savings accounts                      2,063              2,062
   Unsecured personal loans and other             1,654              1,698
-----------------------------------------------------------------------------
      Total                                     234,153            234,855

Less:
   Undisbursed mortgage loans                       499                684
   Deferred loan fees                             1,431              1,381
   Allowance for losses                           1,113              1,031
-----------------------------------------------------------------------------
      Net loans                                 231,110            231,759
=============================================================================


Accrued interest receivable increased $411,000 or 9.7% to $4.7 million at March 31, 1997. This was due to interest payment dates on investment securities falling on different days during the quarter.

Federal Home Loan Bank stock increased $2.0 million or 87.1% to $4.4 million at March 31, 1997. This was a result of an increase to borrowings at the Federal Home Loan Bank (FHLB) by $40.5 million. The Association is required to purchase FHLB stock based upon levels of borrowings and levels of mortgage loans.

The Association had $42.7 million of securities sold but not settled as of March 31, 1997. These are mortgage-related securities that were sold in March 1997 and subsequently settled in April, 1997. This transaction had a net pre-tax loss of $14,000.

Prepaid expenses and other assets increased $1.8 million to $3.8 million at March 31, 1997. This was a result of an increase in net deferred tax assets of $1.8 million on securities available for sale.

Total deposits increased $5.8 million or 1.3% to $455.3 million at March 31, 1997. This was primarily a result of interest being credited to deposit accounts.

   Borrowed funds increased $40.5 million or 78.6% to $92.0 million at March 31, 1997. This was the result of increased investments in mortgage-related and investment securities. Management's strategy is to grow the Association. Growth through increasing savings balances is not immediate. Borrowings from the FHLB can increase the size of the Association. These borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net income.

   There were no securities purchased, not settled at March 31, 1997. The $5.8 million of securities purchased not settled at December 31, 1996 settled in January, 1997.

   Accrued interest payable increased $1.4 million or greater than 100% to $2.1 million at March 31, 1997. This was a result of the timing of accrued interest payable being credited to deposit accounts.

   Other liabilities increased $798,000 or 35.6% to $3.0 million at March 31, 1997. This was primarily a result of an increase in accrued current income taxes.

   Total shareholders' equity decreased $6.7 million or 5.5% to $115.7 million at March 31, 1997. This was primarily due to a decrease of $3.2 million in equity for net unrealized holding losses on available for sale securities and the purchase of 306,000 recognition and retention plan shares for $4.9 million. This purchase completed the acquisition of shares to fund the 1996 stock incentive plan.

   Comparison of the Consolidated Results of Operation for the Period of Three
   ---------------------------------------------------------------------------
   Months Ended March 31, 1997 and 1996.
   -------------------------------------

   Net Income. Net income was $1.9 million for the period of three months ended March 31, 1997, an increase of $846,000 or 83.7% for the same period in 1996. This increase was due to an increase in net interest income which was a result of the utilization of the net conversion proceeds which we did not have for the entire first quarter of 1996. Also, non-interest expenses increased as a result of operating as a public company.

   Interest Income. Interest income totaled $11.6 million for the period of three months ended March 31, 1997, an increase of $2.9 million or 33.0 % compared to the $8.7 million recorded for the period of three months ended March 31, 1996. The average balances of interest-earning assets for the period of three months ended March 31, 1997 increased to $627.4 million, an increase of $145.3 million or 30.1%, compared to the average balance of interest-earning assets of $482.1 million for the same period in 1996. Weighted average yield on interest-earning assets for the three month period ended March 31, 1997 was 7.41% compared to 7.24% for the comparable period in 1996. This was primarily due to reinvesting funds in higher yielding long-term securities. Interest on loans for the three month period ended March 31, 1997 was $4.7 million at a weighted average yield of 8.05%, an increase of $707,000 or 17.6%, compared to interest income on loans of $4.0 million at a weighted average yield of 8.44% for the three month period ended March 31, 1996. This increase was due to an increase in the average balance of loans. The Association purchased $8.1 million of residential mortgage loans, which are outside of its normal lending area, during the first quarter of 1997.
   For the three month period ended March 31, 1997 interest income on mortgage-backed securities was $4.6 million at a weighted average yield of 7.38%, an increase of $1.5 million or 46.1%, compared to interest income of $3.2 million at a weighted average yield of 6.59% for the same period in 1996. Average balances in mortgage-backed securities increased between the two periods as did the weighted average yield on these investments. For the three month period ended March 31, 1997 interest income on investment securities was $2.1 million at a weighted average yield of 6.51%, an increase of $949,000 or 83.8%, compared to income of $1.1 million at a weighted average yield of 6.27% for the same period in 1996. The increase in interest income was due to the purchase of investment securities. Interest income on interest-earning deposits and short-term investments was $166,000 at a weighted average yield of 5.31% for the period of three months ended March 31, 1997, a decrease of $237,000 or 58.8%, compared to income of $403,000 at a weighted average yield of 6.11% for the comparable period in 1996. The decrease was due to a substantial decrease in investments in federal funds sold and in interest-bearing demand deposits.

   Interest Expense. Interest expense for the three month period ended March 31, 1997 was $5.4 million, an increase of $1.2 million or 28.6%, compared to $4.2 million for the same period in 1996. Average balances of interest-bearing liabilities was $500.4 million for the period of three months ended March 31, 1997 at a weighted average cost of 4.34% compared to average balance of $410.8 million at a weighted average cost of 4.11% for the period of three months ended March 31, 1996. This increase was due primarily to the increase in interest rates the Association paid on interest-bearing liabilities due to market pressures on interest rates. Interest expense on money-market savings accounts was $103,000 at a weighted average cost of 2.46% for the period of three months ended March 31, 1997, a decrease of $3,000 or 2.8%, compared to $106,000 at a weighted average cost of 2.49% recorded for the same period in 1996. Interest expense on passbook accounts was $1.2 million at a weighted average cost of 2.96% for the period of three months ended March 31, 1997, a decrease of $59,000 or 4.8%, compared to $1.2 million at a weighted average cost of 2.99% for the comparable period in 1996. Interest rates on these accounts have remained steady but average balances in these accounts have declined slightly as some accounts were used to pay for stock sold in last year's stock offering and other balances have shifted to higher paying certificate accounts. Interest expense on certificate accounts for the period of three months ended March 31, 1997 was $3.0 million at a weighted average cost of 5.36%, an increase of $301,000 or 11.0%, compared to $2.7 million at a rate of 5.42% recorded for the same period in 1996. The increase is due to increases in account balances. Interest expense on checking accounts was $135,000 at a rate of 1.97% for the three month period ended March 31, 1997, an increase of $15,000 or 12.5%, compared to $120,000 at a rate of 2.01% paid for the three month period ended March 31, 1996. This increase was due to the steady increase in the balances in these accounts. There was no significant change in interest expense paid on escrow accounts for the two periods.

   Average Balance Sheets and Analysis of Net Interest Income
   ----------------------------------------------------------

   Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following table presents certain information relating to the Association's average consolidated statements of financial condition and consolidated statements of income for the period of three months ended March 31, 1997 and 1996. The yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from daily average balances. The average balance of loans receivable includes loans on which the Association has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yield.

   The following table presents average balances yields on interest-earning assets and average balances and costs of interest-bearing liabilities at March 31, 1997 and March 31, 1996.


                                                      Three Months Ended March 31, 1997   Three Months Ended March 31, 1996

                                                       Average                             Average
                                                       Balance   Interest    Yield/Cost    Balance   Interest    Yield/Cost
                                                      -----------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits and
     short-term Investment                             $ 12,501     $  166         5.31%   $ 26,402     $  403         6.11%
  Investment securities, net (1)                        122,953      2,002         6.51%     70,375      1,103         6.27%
  Loans receivable, net (1) (2)                         234,602      4,722         8.05%    190,323      4,015         8.44%
  Mortgage-backed securities, net (1)                   251,880      4,645         7.38%    192,946      3,180         6.59%
  FHLB stock & other equity investments                   5,427         80         5.90%      2,024         30         5.93%
                                                       ----------------------------------------------------------------------
          Total interest-earning assets                 627,363     11,615         7.41%    482,070      8,731         7.24%
Non-interest earning assets                              18,334                              21,495
                                                       --------                            --------
          Total assets                                 $ 645,697                          $ 503,565
                                                       =========                          =========


Liabilities and equity:
Interest-earning liabilities:
  Money market savings accounts                        $ 16,760        103         2.46%   $ 17,033        106         2.49%
  Passbook accounts                                     159,456      1,180         2.96%    165,710      1,239         2.99%
  NOW accounts                                           27,429        135         1.97%     23,830        120         2.01%
  Certificate accounts                                  226,938      3,041         5.36%    201,975      2,740         5.42%
                                                      -----------------------------------------------------------------------
          Total                                         430,583      4,459         4.14%    408,548      4,205         4.12%
  FHLB advances & other borrowings                       67,816        954         5.63%          0          0         0.00%
  Other                                                   2,016         13         2.58%      2,273         13         2.29%
                                                      -----------------------------------------------------------------------
          Total interest-bearing liabilities            500,415      5,426         4.34%    410,821      4,218         4.11%
Non-interest bearing liabilities                         24,689                              45,368
Shareholders' equity                                    120,593                              47,376
                                                       --------                            --------
Total liabilities and shareholders' equity             $645,697                            $503,565
                                                       ========                            ========

Net interest rate spread (3)                                        $ 6,189        3.07%                $4,513         3.13%
Net interest margin (4)                                                            3.95%                               3.75%
Ratio of interest-earning assets to
   interest-bearing liabilities                                                  125.37%                             117.34%

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

   Net Interest Income: Net interest income for the period of three months ended March 31, 1997 was $6.1 million, an increase of $1.6 million or 36.4%, compared to $4.5 million recorded for the same period in 1996.

   Provision for Loan Losses: The Association made a $30,000 increase in the provision for loan losses during the period of three months ended March 31, 1996. The Association continued purchasing residential mortgage loans in 1997 originated in areas outside the local lending area of the Association. Although the Association performs the same underwriting criteria for purchased loans as it does for originated loans, due to the recent nature of such purchases the Association does not have as much loss experience data for such loans. During the first quarter of 1997, the Association's provision for loan losses was $75,000 which reflects management's consideration of the increase of the Association's residential loan portfolio. During 1996 and 1997 the Association initially increased its purchases of single family residential mortgage loans secured by properties located in areas outside the lending area of the Association. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

   Allowance for Loan Losses
   -------------------------

   The following table sets forth the changes in the allowance for loan losses for the three months ended March 31, 1997:


          Balance, December 31, 1996    $1,031
          Provision for loan losses         75
          Net recoveries                     7
                                        ------

          Balance, March 31, 1997       $1,113
                                        ======

   Non-Performing Assets
   ---------------------

   The following table presents information regarding the Association's non-performing assets at the dates indicated:


                                                  March 31,       Dec. 31,
                                                    1997            1996
                                                  ---------       --------
                                                       (in thousands)
Non-performing loans:
   Non-accrual loans                                $814            $896
   Accruing loans which are
    contractually
      past due 90 days or more                         -               -
   Restructured loans                                  -               -
---------------------------------------------------------------------------
      Total non-performing loans                    $814            $896
   Real estate owned                                   -               -
---------------------------------------------------------------------------
         Total non-performing assets                $814            $896
===========================================================================


   Non-performing loans as a % of gross              .35%            .39%
    loans receivable
   Non-performing loans to total assets              .12%            .14%
   Allowance for loan loss as a % of                 .48%            .45%
    gross loans receivable
   Allowance for loan loss to                        137%            115%
    non-performing loans

   Non-interest Income: Non-interest income consists of service fees, gains (losses) on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the period of three months ended March 31, 1997 non-interest income was $445,000, an increase of $38,000 or 9.3%, compared to $407,000 recorded for the same period in 1996. Service fees totaled $226,000 for the period of three months ended March 31, 1997, an increase of $44,000 or 24.2%, compared to $182,000 recorded for the same period in 1996. This increase resulted from the Association increasing service fees, particularly on checking accounts. Net gains on the sale of securities fell to $0, a decrease of $10,000 or 100%, compared to the $10,000 recorded for the comparable period in 1996. This decrease resulted primarily from the timing and amounts of security sales. Gains on the sale of education loans for the quarter ended March 31, 1997 were $74,000, an increase of 100%. There were no sales of education loans during the first quarter of 1996. Education loans are sold as they enter repayment status. Fees from the sale of data processing services were $137,000, a decrease of $67,000 or 32.8%, compared to $204,000 recorded for the same period in 1996. This is the result of the loss of one customer. See other developments section for more detail. Other non-interest income for the period of three months ended March 31, 1997 was $8,000, a decrease of $3,000 or 27.3%, compared to the $11,000 recorded for the comparable period in 1996.

   Non-interest Expense. Total non-interest expense was $3.6 million for the three month period ended March 31, 1997, an increase of $356,000 or 10.9%, compared to $3.3 million for the same period in 1996. Salaries and employee benefits were $1.8 million for the three month period ended March 31, 1997, an increase of $164,000 or 10.1%, compared to the $1.6 million recorded for the same three month period in 1996. The Association increased salaries approximately 3% for 1997 and incurred slight increases in benefit costs.The Association opened three new branches in 1996 and 1997. In October 1996 the Belle Vernon branch was opened in a Wal-Mart superstore. A branch in a Wal-Mart store in North Fayette Township was opened in December 1996. During the first quarter of 1997 one other Wal-Mart branch was opened in West Mifflin. The operation of these branches result in increases in salaries and benefits and also increases in occupancy costs, data processing costs, marketing expenses and other miscellaneous expenses. Occupancy costs increased $56,000 or 14.4% to $446,000 million for the period of three months ended March 31, 1997 compared to $390,000 recorded for the same period in 1996. Deposit insurance premiums decreased $174,000 or 72.2% to $67,000 for the three month period ended March 31, 1997 compared to $241,000 recorded for the same period ended March 31, 1996. This decrease is due to the recapitalization of the Savings Association Insurance Fund in September 1996. This recapitalization resulted in lower insurance premiums for member institutions. Data processing costs increased slightly, $21,000 or 5.2%, from $404,000 for the three month period ended March 31, 1996 to $425,000 for the same period in 1997. Other non-interest expenses for the period of three months ended March 31, 1997 were $753,000, an increase of $245,000 or 48.2%, compared to
   $508,000 recorded for the same period in 1996. This increase was due to conversion to a public company. The Association now pays corporate capital stock taxes to the states of Pennsylvania and Delaware since its conversion to a publicly-owned company.

   Income Tax Expense. Income tax expense of $1.1 million for the three months ended March 31, 1997 resulted in an effective tax rate of 37%. The income tax expense recorded for the period of three months ended March 31, 1996 of $612,000 is an effective tax rate of 38%. There was no material change in the Association's income tax rate.

   Liquidity and Capital Resources
   -------------------------------

   The Association's primary sources of funds are deposits; principal and interest payments on loans, mortgage-backed securities and mortgage-related securities; proceeds from maturing investment securities; advances from the Federal Home Loan Bank; and other borrowed funds. While scheduled maturities of investments and amortizations of loans are predictable sources of funds, deposit flows and prepayments on mortgage loans and mortgage-backed and related securities are greatly influenced by general interest rates, economic conditions and competition.

   The Association is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision regulations. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1% respectively. The Association's liquidity and short-term liquidity for the month of March, 1997 were 23.01% and 4.39% respectively. The high levels of liquidity were due to management's maintenance of higher than required levels of liquidity in order to better manage interest rate risk by investing in investments that are eligible to be included in liquidity calculations.

   At March 31, 1997 the Association had commitments to originate and purchase loans of $133,000 and to purchase mortgage-backed securities of $83.0 million. The Association anticipates that it will have sufficient funds available to meet these commitments.

   At March 31, 1997 the Association's equity capital exceeded each of the OTS capital requirements. OTS requires Tier I capital to adjusted assets of 4.00% and the Association had 14.43%. Tier I capital to risk-based assets requirement is 4.00% and the Association had 36.45%. The total capital to risk-based assets requirement is 8.00% and the Association had 36.88%.

   Other Developments
   ------------------

   During April 1997 the Association purchased $40.6 million of home-equity consumer loans which are not secured by properties in the Association's prime lending area. Completion of the sale was contingent upon the Association's review of those individual loan files. Borrowings from the Federal Home Loan Bank were used to fund this purchase.

   In October 1996 the Association's data servicing division was notified by one of its customers of that customers intent to not renew its data processing contract. This loss of a customer resulted in a significant decrease in data processing revenues. In April 1997 DataOne acquired two additional customers. These two new customers are expected to replace the revenue of the previous lost customer.

   On April 18, 1997, the Company received approval from the Office of Thrift Supervision to repurchase 5%, or 422,750 shares of its outstanding stock. The Company began this repurchase April 25, 1997. As of May 7, 1997, the Company had repurchased 236,800 shares.

   On April 22, 1997 the Board of Directors declared a dividend of $.10 per share to stockholders of record on May 7, 1997, payable on May 20, 1997.

                           PART II - OTHER INFORMATION
                          ----------------------------



   Item 1.    Legal Proceedings
   -------    -----------------
                   None


   Item 2.    Changes in Securities
   -------    ---------------------
                   None

   Item 3.    Defaults upon Senior Securities
   -------    -------------------------------
                   None

   Item 4.    Submission of Matters to a Vote of Security Holders
   -------    ---------------------------------------------------
                   None

   Item 5.    Other Information
   -------    -----------------
                   None

   Item 6.    Exhibits and Reports on Form 8-K
   -------    ------------------------------------
              Exhibit 27 - Financial Data Schedule

                      GA FINANCIAL, INC. AND SUBSIDIARIES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GA FINANCIAL, INC.
                              ------------------------------------------------
                                        (Registrant)



Date    May 12, 1997          By  /s/ John M. Kish
        ------------              ---------------------------------------------
                                                 John M. Kish
                              Chairman of the Board and Chief Executive Officer



Date    May 12, 1997         By   /s/ Raymond G. Suchta
        ------------              ---------------------------------------------
                                               Raymond G. Suchta
                                     Chief Financial Officer and Treasurer