Form 10-Q
period 1997-06-30
GA FINANCIAL INC/PA
filed 1997-08-13
CIK 1005313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------
                         Commission File Number 1-14154
                                                  -----


                              GA FINANCIAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                             25-1780835
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


4750 CLAIRTON BOULEVARD, PITTSBURGH, PENNSYLVANIA                       15236
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (412)882-9946
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes  X         No
                                                     -------       --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,984,900 shares of common stock, par value $.01 per share, were outstanding as of July 31, 1997.

                               GA FINANCIAL, INC.

                                   FORM 10-Q

                                 June 30, 1997


                                     INDEX

                                                                          Page
                                                                          ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Statements of Financial Condition -
               June 30, 1997 and December 31, 1996........................     1

               Consolidated Statements of Income - For the Three and Six
               Months Ended June 30, 1997 and 1996........................     2

               Consolidated Statements of Cash Flows - For the Six
               Months Ended June 30, 1997 and 1996........................     3

               Notes to Consolidated Financial Statements.................  4- 6

               Report of Independent Accountants..........................     7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................  8-16

PART II:  OTHER INFORMATION...............................................    17

SIGNATURES................................................................    18


                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
-------  --------------------

GA Financial, Inc.
Consolidated Statements of Financial Condition
June 30, 1997 and December 31, 1996


                                                                                        June 30,1997   Dec. 31, 1996
                                                                                         (Unaudited)
--------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                     (Dollars in thousands)

Cash (including interest-bearing demand deposits of $1,018
    in 1997 and $15,592 in 1996)                                                            $  8,851        $ 22,349
Federal funds sold                                                                             1,900           1,950
Available for sale securities, at fair value:
    Investment securities                                                                    138,931         119,347
    Mortgage-related securities                                                              299,092         244,482
Loans receivable, net                                                                        264,447         216,376
Education loans held for sale                                                                 15,054          15,383
Accrued interest receivable                                                                    5,642           4,252
Federal Home Loan Bank stock                                                                   8,333           2,326
Office, property and equipment                                                                 5,703           5,644
Prepaid expenses and other assets                                                              1,795           1,939
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                $749,748        $634,048
====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing demand deposits                                                         $ 21,229        $ 19,685
Savings accounts                                                                             437,498         429,881
Borrowed funds                                                                               168,851          51,525
Advances from borrowers for taxes and insurance                                                2,293           1,780
Accrued interest payable                                                                       3,613             699
Securities purchased, not settled                                                                  -           5,830
Other liabilities                                                                              2,472           2,244
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                            635,956        $511,644

Shareholders' Equity:
Preferred stock, (.01 par value); 1,000,000 shares authorized; 0 shares issued                     -               -
Common stock, (.01 par value); 23,000,000 shares authorized;
    8,900,000 shares issued                                                                       89              89
Additional paid in capital                                                                    85,617          86,316
Treasury stock, at cost (915,100 shares at June 30, 1997 and
    445,000 shares at December 31, 1996)                                                     (14,310)         (6,768)
Unearned employee stock ownership plan (ESOP) shares                                          (6,612)         (6,612)
Unearned recognition and retention plan (RRP) shares                                          (3,512)           (523)
Net unrealized holding (losses) gains on securities                                              211              88
Retained income                                                                               52,309          49,814
--------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                   113,792         122,404

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $749,748        $634,048
====================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

GA Financial, Inc.
Consolidated Statements of Income
For the Quarters Ended June 30, 1997 and 1996

                                                                                   For the Quarter    For the Six Months
                                                                                    Ended June 30,      Ended June 30,
                                                                                    1997     1996      1997        1996
Dollars in thousands, except per share amounts                                       (Unaudited)          (Unaudited)
-----------------------------------------------------------------------------------------------------------------------


Interest income:
   Loans, including fees                                                           $ 5,362  $ 4,658    $10,084  $ 8,673
   Mortgage-related securities                                                       5,346    3,511      9,991    6,691
   Investment securities                                                             2,363    1,822      4,445    2,955
   Interest on bank deposits                                                           135      225        301      628
-----------------------------------------------------------------------------------------------------------------------
   Total interest income                                                            13,206   10,216     24,821   18,947
-----------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings accounts                                                                  4,573    4,095      9,032    8,300
   Interest on borrowings                                                            2,198        5      3,152        5
   Other                                                                                13       13         26       26
-----------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                            6,784    4,113     12,210    8,331
-----------------------------------------------------------------------------------------------------------------------
   Net interest income before provision for losses on loans                          6,422    6,103     12,611   10,616
Provision for losses on loans                                                           75       30        150       60
-----------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for losses on loans                           6,347    6,073     12,461   10,556
-----------------------------------------------------------------------------------------------------------------------
Other income:
   Service fees                                                                        280      189        506      371
   Net gain on sales of securities                                                      28       35         28       45
   Net gain on sales of education loans                                                  -      149         74      149
   Data processing service fees                                                        142      198        279      402
   Other                                                                                 1        5          9       16
-----------------------------------------------------------------------------------------------------------------------
   Total other income                                                                  451      576        896      983
-----------------------------------------------------------------------------------------------------------------------
Non-interest expense:
   Compensation and employee benefits                                                1,834    1,487      3,620    3,109
   Occupancy and equipment                                                             434      373        880      763
   Deposit insurance premiums                                                           72      242        139      483
   Data processing service expenses                                                    353      341        778      745
   Marketing expenses                                                                   95      108        241      210
   Other                                                                               817      846      1,570    1,354
-----------------------------------------------------------------------------------------------------------------------
   Total non-interest expense                                                        3,605    3,397      7,228    6,664
-----------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                             3,193    3,252      6,129    4,875
Provision for income taxes                                                           1,175    1,159      2,254    1,771
-----------------------------------------------------------------------------------------------------------------------
Net income                                                                         $ 2,018  $ 2,093    $ 3,875  $ 3,104
=======================================================================================================================

Earnings per share                                                                    $.26     $.26       $.50     $.38(1)
                                                                                 ======================================


The accompanying notes are an integral part of the consolidated financial statements.

(1)  Assumes the stock conversion was completed on January 1, 1996.

GA Financial, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1997 and 1996

                                                                                        For the Six Months Ended
--------------------------------------------------------------------------------------------------------------------
                                                                                                June 30,
                                                                                          1997               1996
                                                                                              (Unaudited)
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:                                                    (Dollars in thousands)

Net income                                                                               $   3,875         $   3,104
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Provision for losses on loans and real estate owned                                         150                60
   Provision for writedown of securities                                                         -               100
   Depreciation and amortization on office, property and equipment                             418               422
   Net (discount accretion) on securities                                                      (53)               (3)
   Amortization of net deferred loan fees                                                      (76)             (125)
   Compensation expense on RRP shares                                                          407                 -
   Compensation expense on unallocated ESOP shares                                             119                 -
   Net realized (gain) on sales of securities                                                  (28)             (145)
   Net realized (gain) on sale of student loans                                                (74)             (149)
   Net realized (gain) on sale of REO                                                           (2)                -
   (Increase) in accrued interest receivable                                                (1,390)           (1,430)
   Decrease in prepaid expenses and other assets                                                35                65
   Increase in accrued interest payable                                                      2,914             2,000
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                 6,295             3,899
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of available for sale securities                                      68,015           109,085
   Proceeds from sale of student loans                                                       2,673             7,539
   Repayments and maturities of available for sale securities                               20,651            25,218
   Net proceeds from sale of REO                                                                 2                 -
   Purchases of available for sale securities                                             (168,376)         (185,594)
   Net increase in loans                                                                   (50,415)          (46,885)
   Purchases of office, property and equipment, net                                           (479)              (91)
   Purchase of Federal Home Loan Bank stock                                                 (6,007)             (424)
--------------------------------------------------------------------------------------------------------------------
   Net cash (used in) investing activities                                                (133,936)          (91,152)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in demand and savings deposits                                               5,196             4,303
   Net increase (decrease) in certificates of deposit                                        3,965            (3,343)
   Net  increase in advances from borrowers for taxes and insurance
     and other liabilities                                                                     827             1,124
   Purchase of RRP stock                                                                    (4,095)                -
   Purchase of treasury stock                                                               (7,542)                -
   Proceeds from sale of common stock, net                                                       -            79,257
   Payments made under capital lease obligations                                               (86)              (93)
   Payments of borrowed funds                                                             (224,545)                -
   Proceeds from borrowed funds                                                            341,871                 -
   Dividends paid                                                                           (1,498)                -
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                               114,093            81,248
--------------------------------------------------------------------------------------------------------------------
   Net (decrease) in cash and cash equivalents                                             (13,548)           (6,005)
Cash and cash equivalents at beginning of period                                            24,299            17,170
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $  10,751         $  11,165
====================================================================================================================

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

In the opinion of the management of the Association, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that the accompanying consolidated financial statements be read in conjunction with the Association's 1996 Annual Report on Form 10-K. The consolidated financial statements as of June 30, 1997 and for the six months ended June 30, 1997 and June 30, 1996 have been reviewed by Coopers & Lybrand L.L.P., the Association's independent auditors, whose report is included herein. Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Association. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Association.

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

As of June 30, 1997, the most recent notification from the Office of Thrift Supervision (the "OTS") categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

                                                            Tier I              Tier I              Total
                                                           Leverage           Risk-Based          Risk-based
                                                           Capital             Capital             Capital
                                                 -----------------------------------------------------------
                                                                    (Dollars in thousands)
June 30, 1997:
     Equity capital (1)                                      $97,055             $97,055             $97,055
     General valuation allowance (2)                               -                   -               1,199
     Plus unrealized losses on certain available-
      for-sale securities                                        (32)                (32)                (32)
     Less core deposit intangible                             (1,188)             (1,188)             (1,188)
                                                 -----------------------------------------------------------
Total regulatory capital                                      95,835              95,835              97,034
Minimum regulatory capital                                    29,265              10,491              20,983
                                                 -----------------------------------------------------------
Excess regulatory capital                                    $66,570             $85,344             $76,051
                                                 ===========================================================

Regulatory capital as a percentage                             13.10%              36.54%              37.00%
Minimum regulatory capital as a percentage                      4.00%               4.00%               8.00%
                                                 -----------------------------------------------------------
Excess regulatory capital as a percentage                       9.10%              32.54%              29.00%
                                                 ===========================================================

Well capitalized requirement under
      prompt corrective actions provisions                      5.00%               6.00%              10.00%
                                                 ===========================================================


                                                            Tier I              Tier I              Total
                                                           Leverage           Risk-Based          Risk-based
                                                           Capital             Capital             Capital
                                                 -----------------------------------------------------------
                                                                    (Dollars in thousands)
December 31, 1996:
     Equity capital (1)                                      $93,430             $93,430             $93,430
     General valuation allowance (2)                               -                   -               1,031
     Less unrealized gains on certain available-
      for-sale securities                                         (5)                 (5)                 (5)
     Less core deposit intangible                             (1,277)             (1,277)             (1,277)
                                                 -----------------------------------------------------------
Total regulatory capital                                      92,148              92,148              93,179
Minimum regulatory capital                                    24,161               8,456              16,913
                                                 -----------------------------------------------------------
Excess regulatory capital                                    $67,987             $83,692             $76,266
                                                 ===========================================================


Regulatory capital as a percentage                             15.26%              43.59%              44.08%
Minimum regulatory capital as a percentage                      4.00%               4.00%               8.00%
                                                 -----------------------------------------------------------
Excess regulatory capital as a percentage                      11.26%              39.59%              36.08%
                                                 ===========================================================

Well capitalized requirement under
      prompt corrective actions provisions                      5.00%               6.00%              10.00%
                                                 ===========================================================

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

4. Derivative Financial Instruments with Off-Balance Sheet Risk

A reconciliation of forward and standby commitment activity for the period follows:


(Dollars in thousands)              Forward Commitments         Standby Commitments
                               -------------------------------------------------------

Balance at December 31, 1996                     $  10,000                      $4,000
Purchase commitments                               111,600                           -
Commitments sold                                    (4,000)                          -
Commitments settled                               (115,600)                          -
                               -------------------------------------------------------
Balance at June 30, 1997                         $   2,000                      $4,000
                               =======================================================

The fair value of the $6.0 million in commitments was approximately $6.2 million at June 30, 1997.

5.    Earnings per Share and Dividends per Share:

Earnings per share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding. Shares outstanding for 1997 do not include 661,143 ESOP shares that were unallocated in accordance with SOP 93-6, "Employers' Accounting for Employees Stock Ownership Plans." Reported earnings per share is calculated based on 7,759,763 common shares and common stock equivalents for the year ended 1997. Shares granted but not yet issued of 626,500 under the Company's stock option plan are considered common stock equivalents for earnings per share calculations. Dividends paid were $.10 per share for the quarter ended June 30, 1997 and $.08 per share for the quarter ended March 31, 1997.

6. Consolidated Statements of Shareholders' Equity:

The consolidated statement of shareholders' equity for the six month period ending June 30, 1997 is as follows (dollars in thousands):

                                  Additional                Unearned      Unearned    Net Unrealized                  Total
                          Common    Paid in    Treasury       ESOP          RRP        Holding Gains   Retained   Shareholders'
                          Stock     Capital      Stock    Plan Shares   Plan Shares      (Losses)      Earnings       Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/96          $89     $86,316   $ (6,768)      $(6,612)      $  (523)            $ 88    $49,814        $122,404

Net income                     -           -          -             -             -                -      3,875           3,875
Change in net
    unrealized holding
    gains (losses) on
    securities, net of
    tax                        -           -          -             -             -              123          -             123
Treasury stock
    purchased                  -           -     (7,542)            -             -                -          -          (7,542)
RRP shares purchased           -        (699)         -             -        (3,396)               -          -          (4,095)
Cash dividends                 -           -          -             -             -                -     (1,380)         (1,380)
Shares allocated               -           -          -             -             -                -          -               -
    under ESOP
Shares allocated
    under RRP                  -           -          -             -           407                -          -             407

                        ------------------------------------------------------------------------------------------------------

Balance at 6/30/97           $89     $85,617   $(14,310)      $(6,612)      $(3,512)            $211    $52,309        $113,792
                        =======================================================================================================

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------





The Board of Directors of
 GA Financial, Inc.:

We have reviewed the accompanying consolidated statements of financial condition of GA Financial, Inc. and subsidiary (the Company) as of June 30, 1997, and the related consolidated statements of income and cash flows for the three-month and six-month period then ended. These financial statements are the responsibility of the Company's management.

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



/s/Coopers & Lybrand, L.L.P.


Pittsburgh, Pennsylvania
July 23, 1997

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

Comparison of Financial Condition at June 30, 1997 and December 31, 1996
------------------------------------------------------------------------

The Association's total assets of $749.7 million at June 30, 1997 increased $115.7 million or 18.2% from December 31, 1996. This increase was primarily attributed to the Association's increased borrowings of $117.3 million in the first six months of 1997. These funds were primarily invested in mortgage-related and investment securities. $40.5 million was invested in home equity consumer loans.

Cash and cash equivalents of $10.8 million at June 30, 1997 decreased $13.5 million or 55.8% from December 31, 1996. The year-end balance included $25.4 million in branch deposits the Association purchased from First Home Savings in December, 1996. These funds were then invested in mortgage-related and investment securities in the first quarter of 1997.

Investment securities classified as available for sale increased $19.6 million or 16.4% to $138.9 million at June 30, 1997. This was primarily due to the investment of the funds generated by the deposit purchase of $25.4 million in December, 1996 and borrowed funds from the Federal Home Loan Bank (the "FHLB") of Pittsburgh.

Mortgage-related securities classified as available for sale increased $54.6 million or 22.3% to $299.1 million at June 30, 1997. This is due to mortgage-related securities purchases funded by borrowings from the FHLB of Pittsburgh.

There were no securities held by the Association which were classified as `held to maturity' for either of the respective periods.

The following table presents details of the Association's investment securities and mortgage-backed securities as of
June 30, 1997 (dollars in thousands):

                                                                       Gross                Gross
                                                 Amortized           Unrealized          Unrealized
Available for sale securities:                      Cost               Gains               Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
US Treasury                                            $  8,959              $   20                   -             $  8,979
Mortgage-backed certificates                            226,868               2,145             $(1,586)             227,427
Collateralized mortgage obligations                      73,088                  53              (1,476)              71,665
Marketable equity securities                             28,171               1,815                (207)              29,779
US government agency debt                                68,380                  26                (470)              67,936
Corporate obligations                                    21,689                  51                 (35)              21,705
Municipal obligations                                    10,496                  65                 (29)              10,532
----------------------------------------------------------------------------------------------------------------------------
   Total                                               $437,651              $4,175             $(3,803)            $438,023
============================================================================================================================

The following table presents details of the Association's investment securities and mortgage-backed securities as of
December 31, 1996:

                                                                            Gross                Gross
                                                      Amortized           Unrealized          Unrealized
Available for sale securities:                          Cost               Gains               Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
US Treasury                                            $ 14,912              $   37                   -             $ 14,949
Mortgage-backed certificates                            171,611               2,536             $(1,920)             172,227
Collateralized mortgage obligations                      73,706                 250              (1,701)              72,255
Marketable equity securities                             28,654               1,263                (187)              29,730
US government agency debt                                48,646                  92                (318)              48,420
Corporate obligations                                    17,294                  61                  (1)              17,354
Municipal obligations                                     8,865                  58                 (29)               8,894
----------------------------------------------------------------------------------------------------------------------------
   Total                                               $363,688              $4,297             $(4,156)            $363,829
============================================================================================================================

Loans receivable increased $48.1 million or 22.2% to $264.4 million at June 30, 1997. This was primarily due to the Association's purchase of $40.5 million of home equity loans funded by FHLB borrowings.

Education loans held for sale decreased $329,000 or 2.1% to $15.1 million at June 30, 1997. The Association sold approximately $2.6 million of education loans during the six-month period which was offset by the origination of $2.7 million education loans for the period. There were principal repayments of approximately $388,000.

The following table presents details of the Association's loan portfolio (dollars in thousands):

                                                       June 30, 1997          December 31, 1996
                                                --------------------------------------------------
Mortgages:
   Residential and multi-family                                   193,218                  184,961
   Commercial                                                       4,937                    5,053
   Construction and development                                     3,072                    3,545
Consumer loans:
   Home equity                                                     62,542                   22,153
   Education loans                                                 15,054                   15,383
Other:
   Loans on savings accounts                                        2,137                    2,062
   Unsecured personal loans and other                               1,722                    1,698
--------------------------------------------------------------------------------------------------
      Total                                                       282,682                  234,855

Less:
   Undisbursed mortgage loans                                         505                      684
   Deferred loan fees                                               1,477                    1,381
   Allowance for losses                                             1,199                    1,031
--------------------------------------------------------------------------------------------------
      Net loans                                                   279,501                  231,759
==================================================================================================

Accrued interest receivable increased $1.4 million or 32.7% to $5.6 million at June 30, 1997. This was due to an increase in investment and mortgage-related securities purchases. The average balances for investment and mortgage-related securities increased for the period.

FHLB stock increased $6.0 million or greater than 100% to $8.3 million at June 30, 1997. This was a result of an increase in borrowings with the FHLB of $117.3 million. The Association is required to purchase FHLB stock based upon levels of borrowings and levels of mortgage loans.

Prepaid expenses and other assets decreased $144,000 to $1.8 million at June 30, 1997. This was primarily a result of the amortization of $89,000 in core deposit intangibles.

Total deposits increased $9.2 million or 2.0% to $458.7 million at June 30, 1997. This was primarily a result of interest being credited to deposit accounts that have matured.

Borrowed funds increased $117.3 million from $51.5 million at December 31, 1996 to $168.9 million at June 30, 1997. This was the result of management's determination to place increased emphasis on the utilization of FHLB borrowings to fund asset growth, particularly investments in mortgage-related and investment securities and home equity consumer loans. FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

There were no securities purchased, not settled at June 30, 1997. The $5.8 million of securities purchased not settled at December 31, 1996 settled in January, 1997.

Accrued interest payable increased $2.9 million or greater than 100% to $3.6 million at June 30, 1997. This was a result of the timing of accrued interest payable being credited to deposit accounts.

Other liabilities increased $228,000 or 10.2% to $2.5 million at June 30, 1997. This was primarily the result of an increase in accrued current income taxes.

Total shareholders' equity decreased $8.6 million or 7.0% to $113.8 million at June 30, 1997. This was primarily due to the purchase of $7.5 million of treasury stock and the purchase of 306,000 recognition and retention plan shares for $4.9 million. This purchase completed the acquisition of shares to fund the 1996 stock incentive plan.

Comparison of the Consolidated Results of Operation for the Period of Three
---------------------------------------------------------------------------
Months Ended June 30, 1997 and 1996.
------------------------------------

Net Income. Net income was $2.0 million for the period of three months ended June 30, 1997, a decrease of $75,000 or 3.6% for the same period in 1996.

Interest Income. Interest income totaled $13.2 million for the period of three months ended June 30, 1997, an increase of $3.0 million or 29.3 % compared to the $10.2 million recorded for the period of three months ended June 30, 1996. The increase was primarily attributable to an increase in the average balance of interest-earning assets and to a lesser extent an increase in the weighted average yield on interest-earning assets. The average balances of interest-earning assets for the period of three months ended June 30, 1997 increased to $698.6 million, an increase of $153.8 million or 28.2%, compared to the average balance of interest-earning assets of $544.8 million for the same period in 1996. Weighted average yield on interest-earning assets for the three month period ended June 30, 1997 was 7.56% compared to 7.50% for the comparable period in 1996. This was primarily due to reinvesting funds in higher yielding long-term securities. Interest on loans for the three month period ended June 30, 1997 was $5.4 million at a weighted average yield of 8.05%, an increase of $704,000 or 15.1%, compared to interest income on loans of $4.7 million at a weighted average yield of 8.62% for the three month period ended June 30, 1996. This increase was due to an increase in the average balance of loans. The Association purchased $11.3 million of residential mortgage loans, which are outside of its normal lending area, during the second quarter of 1997. For the three month period ended June 30, 1997 interest income on mortgage-backed securities was $5.3 million at a weighted average yield of 7.73%, an increase of $1.8 million or 52.3%, compared to interest income of $3.5 million at a weighted average yield of 7.04% for the same period in 1996. Average balances in mortgage-backed securities increased between the two periods as did the weighted average yield on these investments. This is primarily due to a higher rate environment and longer term instruments. The proceeds from the increase in borrowings were partially reinvested in mortgaged-backed securities. For the three month period ended June 30, 1997 interest income on investment securities was $2.4 million at a weighted average yield of 6.50%, an increase of $541,000 or 29.7%, compared to income of $1.8 million at a weighted average yield of 6.30% for the same period in 1996. The increase in interest income was due to the purchase of investment securities funded by FHLB borrowings. Interest income on interest-earning deposits and short-term investments was $135,000 at a weighted average yield of 5.20% for the period of three months ended June 30, 1997, a decrease of $90,000 or 40.0%, compared to income of $225,000 at a weighted average yield of 6.68% for the comparable period in 1996. The decrease was due to a decrease in investments in federal funds sold and in interest-bearing demand deposits. This is a normal fluctuation for these temporary investments.

Interest Expense. Total interest expense for the three month period ended June 30, 1997 was $6.8 million, an increase of $2.7 million or 64.9%, compared to $4.1 million for the same period in 1996. Average balances of interest-bearing liabilities was $582.3 million for the period of three months ended June 30, 1997 at a weighted average cost of 4.66% compared to average balance of $406.1 million at a weighted average cost of 4.05% for the period of three months ended June 30, 1996. The increase in interest expense and the weighted average cost was primarily due to an increase in the average balance of interest-bearing liabilities primarily in the form of FHLB borrowings which bear higher rates than the Association's deposits. Average deposits increased $30.1 million or 7.5% to $433.4 million primarily due to the $25.4 million deposit purchase in December, 1996. The average rate paid on deposits increased from 4.06% to 4.22% due to upward market pressures. Average borrowings increased to $146.7 million or greater than 100% for the quarter ending June 30, 1997. Management currently believes it is more efficient to fund asset growth through FHLB borrowings rather than through attempting to fund asset growth through increased deposit liabilities. Management believes that FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. FHLB borrowings have been reinvested in investments and mortgaged-related securities and home equity consumer loans.

Net Interest Income: Net interest income after provision for loan losses for the period of three months ended June 30, 1997 was $6.3 million, an increase of $274,000 or 4.5%, compared to $6.1 million recorded for the same period in 1996.

Provision for Loan Losses: The provision for loan losses during the period of three months ended June 30, 1997 was $75,000 as compared to $30,000 for the same period in 1996. The increase in the provision reflects the overall increase in the Association's loan portfolio primarily through continued purchasing residential mortgage loans originated in areas outside the local lending area of the Association. Although the Association performs the same underwriting criteria for purchased loans as it does for originated loans, due to the recent nature of such purchases the Association does not have as much loss experience data for such loans. As a result, the allowance for loan losses to total loans and total non-performing loans was .42% and 132%, respectively at June 30, 1997 and as compared to .45% and 115%, respectively at June 30, 1996. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income: Non-interest income consists of service fees, gains and losses on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the period of three months ended June 30, 1997 non-interest income was $451,000, a decrease of $125,000, or 21.7%, compared to $576,000 recorded for the same period in 1996. Service fees totaled $280,000 for the period of three months ended June 30, 1997, an increase of $91,000 or 48.1%, compared to $189,000 recorded for the same period in 1996. This increase primarily resulted from the Association increasing service fees, particularly on checking accounts. Net gains on the sale of securities is $28,000, a decrease of $7,000 or 20%, compared to the $35,000 recorded for the comparable period in 1996. This decrease resulted primarily from the timing and amounts of security sales. There were no gains on the sale of education loans for the quarter ended June 30, 1997, a decrease of $149,000 over the same period in 1996. Education loans are sold as they enter repayment status. Fees from the sale of data processing services were $142,000, a decrease of $56,000 or 28.3%, compared to $198,000 recorded for the same period in 1996. This is the result of the loss of one customer in the second quarter of 1997. The Association's data services division added two new clients in the quarter and they are expected to generate approximately $30,000 a quarter in new revenue in future quarters.

Non-interest Expense. Total non-interest expense was $3.6 million for the three month period ended June 30, 1997, an increase of $208,000 or 6.1%, compared to $3.4 million for the same period in 1996. Compensation and employee benefits were $1.8 million for the three month period ended June 30, 1997, an increase of $347,000 or 23.3%, compared to the $1.5 million recorded for the same three month period in 1996. Compensation and benefits increased due to the amortization of the stock-based compensation expense, the opening of three full service branches located in Wal-Mart stores and the expansion of the customer service department. The operation of these branches result in increases in salaries and benefits and also increases in occupancy costs, data processing costs, marketing expenses and other miscellaneous expenses. Occupancy costs increased $61,000 or 16.4% to $434,000 for the period of three months ended June 30, 1997 compared to $373,000 recorded for the same period in 1996. Deposit insurance premiums decreased $170,000 or 70.2% to $72,000 for the three month period ended June 30, 1997 compared to $242,000 recorded for the same period ended June 30, 1996. This decrease is due to the recapitalization of the Savings Association Insurance Fund in September 1996. This recapitalization resulted in lower insurance premiums for member institutions. Data processing costs increased slightly, $12,000 or 3.5%, from $341,000 for the three month period ended June 30, 1996 to $353,000 for the same period in 1997. Marketing expenses decreased slightly from $108,000 to $95,000. Other non-interest expenses for the period of three months ended June 30, 1997 were $817,000, a decrease of $29,000 or 3.4%, compared to $846,000 recorded for the same period in 1996.

Income Tax Expense. Income tax expense of $1.2 million for the three months ended June 30, 1997 resulted in an effective tax rate of 36.8%. The income tax expense recorded for the period of three months ended June 30, 1996 of $1.2 million is an effective tax rate of 35.6%. There was no material change in the Association's income tax rate.

Comparison of the Consolidated Results of Operation for the Period of Six Months
--------------------------------------------------------------------------------
Ended June 30, 1997 and 1996.
-----------------------------

Net Income. Net income was $3.9 million for the period of six months ended June 30, 1997, an increase of $771,000 or 24.8% for the same period in 1996. This increase was primarily due to an increase in net interest income which was a result of investing the proceeds from the funds borrowed from the FHLB of Pittsburgh.

Interest Income. Total interest income totaled $24.8 million for the period of six months ended June 30, 1997, an increase of $5.9 million or 31.0 % compared to the $18.9 million recorded for the period of six months ended June 30, 1996. The average balances of interest-earning assets for the period of six months ended June 30, 1997 increased to $662.4 million, an increase of $149.0 million or 29.0%, compared to the average balance of interest-earning assets of $513.4 million for the same period in 1996. Weighted average yield on interest-earning assets for the six month period ended June 30, 1997 was 7.49% compared to 7.38% for the comparable period in 1996. This was primarily due to reinvesting borrowed funds in higher yielding long-term securities. Interest on loans for the six month period ended June 30, 1997 was $10.1 million at a weighted average yield of 8.07%, an increase of $1.4 million or 16.3%, compared to interest income on loans of $8.7 million at a weighted average yield of 8.53% for the six month period ended June 30, 1996. This increase was due to an increase in the average balance of loans. The Association purchased $19.4 million of residential mortgage loans, which are outside of its normal lending area, during the first six months of 1997. For the six month period ended June 30, 1997 interest income on mortgage-backed securities was $10.0 million at a weighted average yield of 7.50%, an increase of $3.3 million or 49.3%, compared to interest income of $6.7 million at a weighted average yield of 6.82% for the same period in 1996. Average balances in mortgage-backed securities increased between the two periods as did the weighted average yield on these investments. For the six month period ended June 30, 1997 interest income on investment securities was $4.4 million at a weighted average yield of 6.49%, an increase of $1.5 million or 50.4%, compared to income of $3.0 million at a weighted average yield of 6.29 % for the same period in 1996. The increase in interest income on investment securities was due to the purchase of investment securities. Mortgage-backed securities and investment securities have been funded with the FHLB borrowings. Interest income on interest-earning deposits and short-term investments was $301,000 at a weighted average yield of 6.60% for the period of six months ended June 30, 1997, a decrease of $327,000 or 52.1%, compared to income of $628,000 at a weighted average yield of 6.30% for the comparable period in 1996. The decrease was due to a decrease in liquid investments in federal funds sold and in interest-bearing demand deposits. Decreases in these liquid investments are the result of normal changes in business cycles.

Interest Expense. Total interest expense for the six month period ended June 30, 1997 was $12.2 million, an increase of $3.9 million or 46.6%, compared to $8.3 million for the same period in 1996. Average balances of interest-bearing liabilities was $541.6 million for the period of six months ended June 30, 1997 at a weighted average cost of 4.51% compared to average balance of $408.5 million at a weighted average cost of 4.08% for the period of six months ended June 30, 1996. The increase in interest expense and the weighted average cost was primarily due to an increase in the average balance of interest-bearing liabilities in the form of FHLB borrowings which bear higher rates than the Association's deposits. Average deposits increased $26.1 million or 6.4% to $432.1 million due to the $25.4 million deposit purchase in December, 1996. The average rate paid on deposits increased from 4.09% to 4.18% due to upward market pressures. Average borrowings increased $107.3 million or greater than 100% to $107.5 million at June 30, 1997. Management currently believes it is more efficient to fund asset growth through FHLB borrowings rather than attempting to fund asset growth through increased deposit liabilities. Management believes that FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. FHLB borrowings have been reinvested in investment and mortgage-related securities and home equity consumer loans.

Net Interest Income: Net interest income for the period of six months ended June 30, 1997 was $12.5 million, an increase of $1.9 million or 18.0%, compared to $10.6 million recorded for the same period in 1996.

Provision for Loan Losses: The Association's provision for loan losses was $150,000 during the period of six months ended June 30, 1997. The increase in the provision reflects the overall increase in the Association's loan portfolio primarily through continued purchasing residential mortgage loans originated in areas outside the local lending area of the Association. The Association purchased $19.4 million of these loans in the six months ended June 30, 1997. Although the Association performs the same underwriting criteria for purchased loans as it does for originated loans, due to the recent nature of such purchases the Association does not have as much loss experience data for such loans as it does for loans originated by the Association. During the first six months of 1997, the Association's provision for loan losses of $150,000 reflects the increase of the Association's residential loan portfolio. During 1996 and 1997 the Association initially increased its purchases of single family residential mortgage loans secured by properties located in areas outside the lending area of the Association. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income: Non-interest income consists of service fees, gains and losses on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the period of six months ended June 30, 1997 non-interest income was $896,000, a decrease of $87,000 or 8.9%, compared to $983,000 recorded for the same period in 1996. Service fees totaled $506,000 for the period of six months ended June 30, 1997, an increase of $135,000 or 36.4%, compared to $371,000 recorded for the same period in 1996. This increase resulted from the Association increasing service fees, particularly on checking accounts. Net gains on the sale of securities is $28,000, a decrease of $17,000 or 37.8%, compared to the $45,000 recorded for the comparable period in 1996. This decrease resulted primarily from the timing and amounts of security sales. Gains on the sale of education loans for the six months ended June 30, 1997 were $74,000, a decrease of 50.3%. Education loans are sold as they enter repayment status. Fees from the sale of data processing services were $279,000, a decrease of $123,000 or 30.6%, compared to $402,000 recorded for the same period in 1996. This is the result of the loss of one customer. The Association's data services division added two new clients in the quarter and they are expected to generate approximately $30,000 a quarter in new revenue in future quarters. Other non-interest income for the period of six months ended June 30, 1997 was $9,000, a decrease of $7,000 or 43.8%, compared to the $16,000 recorded for the comparable period in 1996. These are miscellaneous expenses.

Non-interest Expense. Total non-interest expense was $7.2 million for the six month period ended June 30, 1997, an increase of $564,000 or 8.5%, compared to $6.7 million for the same period in 1996. Compensation and employee benefits were $3.6 million for the six month period ended June 30, 1997, an increase of $511,000 or 16.4%, compared to the $3.1 million recorded for the same six month period in 1996. Compensation and benefits increased due to the amortization of the stock-based compensation expense, the opening of three full service branches located in Wal-Mart stores and the expansion of the customer service department. The operation of these branches result in increases in salaries and benefits and also increases in occupancy costs, data processing costs, marketing expenses and other miscellaneous expenses. Occupancy costs increased $117,000 or 15.3% to $880,000 for the period of six months ended June 30, 1997 compared to $763,000 recorded for the same period in 1996. Deposit insurance premiums decreased $344,000 or 71.2% to $139,000 for the six month period ended June 30, 1997 compared to $483,000 recorded for the same period ended June 30, 1996. This decrease is due to the recapitalization of the Savings Association Insurance Fund in September 1996. This recapitalization resulted in lower insurance premiums for member institutions. Data processing costs increased $33,000 or 4.4%, from $745,000 for the six month period ended June 30, 1996 to $778,000 for the same period in 1997. Other non-interest expenses for the period of six months ended June 30, 1997 were $1.6 million, an increase of $216,000 or 16.0%, compared to $1.4 million recorded for the same period in 1996.

Income Tax Expense. Income tax expense of $2.3 million for the six months ended June 30, 1997 resulted in an effective tax rate of 36.8%. The income tax expense recorded for the period of six months ended June 30, 1996 of $1.8 million is an effective tax rate of 36.3%. There was no material change in the Association's income tax rate.

Average Balance Sheets and Analysis of Net Interest Income
----------------------------------------------------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following table presents certain information relating to the Association's average consolidated statements of financial condition and consolidated statements of income for the period of three months ended June 30, 1997 and 1996. The yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from daily average balances. The average balance of loans receivable includes loans on which the Association has discontinued accruing interest. The yields and costs include fees and expenses which are considered adjustments to yield.

The following table presents average balances yields on interest-earning assets and average balances and costs of interest-bearing liabilities at June 30, 1997 and June 30, 1996 (Dollars in thousands).

                                          Three Months Ended June 30, 1997     Three Months Ended June 30, 1996

                                           Average                              Average
                                           Balance   Interest   Yield/Cost      Balance   Interest   Yield/Cost
                                        -----------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits and
     short-term investments                $ 10,386    $   135        5.20%     $ 13,464    $   225        6.68%
  Investment securities, net (1)            137,363      2,250        6.55%      113,352      1,785        6.30%
  Loans receivable, net (1) (2)             266,366      5,362        8.05%      216,228      4,658        8.62%
  Mortgage-backed securities, net (1)       276,513      5,346        7.73%      199,466      3,511        7.04%
  FHLB stock & other equity investments       8,017        113        5.64%        2,305         37        6.42%
                                        -----------------------------------------------------------------------
      Total interest-earning assets         698,645    $13,206        7.56%      544,815    $10,216        7.50%
Non-interest earning assets                  27,623                               14,845
                                        -----------                            ---------
      Total assets                         $726,268                             $559,660
                                        ===========                            =========

Liabilities and equity:
Interest-bearing liabilities:
  Money market savings accounts            $ 16,577    $   103        2.49%     $ 16,406    $   102        2.49%
  Passbook accounts                         161,720      1,209        2.99%      163,781      1,224        2.99%
  NOW accounts                               27,352        139        2.03%       24,314        123        2.02%
  Certificate accounts                      227,780      3,122        5.48%      198,823      2,646        5.32%
                                        -----------------------------------------------------------------------
      Total                                 433,429      4,573        4.22%      403,324      4,095        4.06%
  FHLB advances & other borrowings          146,712      2,198        5.99%          352          5        5.68%
  Other                                       2,109         13        2.47%        2,421         13        2.15%
                                        -----------------------------------------------------------------------
      Total interest-bearing liabilities    582,250    $ 6,784        4.66%      406,097    $ 4,113        4.05%
Non-interest bearing liabilities             29,130                               26,579
Shareholders' equity                        114,888                              126,984
                                        -----------                            ---------

Total liabilities and shareholders'
 equity                                    $726,268                             $559,660
                                        ===========                             ========


Net interest rate spread (3)                           $ 6,422        2.90%                 $ 6,103        3.45%
Net interest margin (4)                                               3.68%                                4.48%
Ratio of interest-earning assets to
   interest-bearing liabilities                                     119.99%                              134.16%

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

The following table presents average balances yields on interest-earning assets and average balances and costs of interest-bearing liabilities at June 30, 1997 and June 30, 1996 (Dollars in thousands).

                                          Six Months Ended June 30, 1997     Six Months Ended June 30, 1996

                                          Average                            Average
                                          Balance   Interest  Yield/Cost     Balance   Interest  Yield/Cost
                                        -------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits and
     short-term investments               $  9,120   $   301        6.60%    $ 19,934   $   628        6.30%
  Investment securities, net (1)           131,132     4,282        6.53%      91,864     2,889        6.29%
  Loans receivable, net (1) (2)            249,874    10,084        8.07%     203,271     8,673        8.53%
  Mortgage-backed securities, net (1)      266,510     9,991        7.50%     196,207     6,691        6.82%
  FHLB stock & other equity investments      5,796       163        5.62%       2,165        66        6.10%
                                        -------------------------------------------------------------------
      Total interest-earning assets        662,432   $24,821        7.49%     513,441   $18,947        7.38%
Non-interest earning assets                 23,776                             18,171
                                        ----------                          ---------

      Total assets                        $686,208                           $531,612
                                        ==========                          =========

Liabilities and equity:
Interest-bearing liabilities:
  Money market savings accounts           $ 16,668   $   206        2.47%    $ 16,720   $   208        2.49%
  Passbook accounts                        160,639     2,389        2.97%     164,745     2,463        2.99%
  NOW accounts                              27,391       274        2.00%      24,072       243        2.02%
  Certificate accounts                     227,361     6,163        5.42%     200,399     5,386        5.38%
                                        -------------------------------------------------------------------
      Total                                432,059     9,032        4.18%     405,936     8,300        4.09%
  FHLB advances & other borrowings         107,482     3,152        5.87%         176         5        5.68%
  Other                                      2,063        26        2.52%       2,347        26        2.22%
                                        -------------------------------------------------------------------
      Total interest-bearing liabilities   541,604   $12,210        4.51%     408,459   $ 8,331        4.08%
Non-interest bearing liabilities            27,271                             35,888
Shareholders' equity                       117,333                             87,265
                                        ----------                           --------

Total liabilities and shareholders'
 equity                                   $686,208                           $531,612
                                        ==========                           ========


Net interest rate spread (3)                         $12,611        2.98%               $10,616        3.30%
Net interest margin (4)                                             3.81%                              4.13%
Ratio of interest-earning assets to
   interest-bearing liabilities                                   122.31%                            125.70%

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

Allowance for Loan Losses
-------------------------

The following table sets forth the changes in the allowance for loan losses for the six months ended June 30, 1997 (Dollars in thousands):

     Balance, December 31, 1996    $1,031
     Provision for loan losses        150
     Net recoveries                    18
                                   ------

     Balance, June 30, 1997        $1,199
                                   ======

Non-Performing Assets
---------------------

The following table presents information regarding the Association's non-performing assets at the dates indicated:

                                                                       June 30, 1997   Dec. 31, 1996
                                                                     -------------------------------
                                                                               (in thousands)
Non-performing loans:
   Non-accrual loans                                                            $905            $896
   Accruing loans which are contractually
      past due 90 days or more                                                     -               -
   Restructured loans                                                              -               -
----------------------------------------------------------------------------------------------------
      Total non-performing loans                                                $905            $896
   Real estate owned                                                               -               -
----------------------------------------------------------------------------------------------------
         Total non-performing assets                                            $905            $896
====================================================================================================

   Non-performing loans as a % of gross loans receivable                         .32%            .39%
   Non-performing loans to total assets                                          .12%            .14%
   Allowance for loan loss as a % of gross loans receivable                      .42%            .45%
   Allowance for loan loss to non-performing loans                               132%            115%

Liquidity and Capital Resources
-------------------------------

The Association's primary sources of funds are deposits; principal and interest payments on loans, mortgage-backed securities and mortgage-related securities; proceeds from maturing investment securities; advances from the FHLB; and other borrowed funds. While scheduled maturities of investments and amortizations of loans are predictable sources of funds, deposit flows and prepayments on mortgage loans and mortgage-backed and related securities are greatly influenced by general interest rates, economic conditions and competition.

The Association is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision regulations. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1% respectively. The Association's liquidity and short-term liquidity for the month of June, 1997 were 20.71% and 3.71% respectively. The high levels of liquidity were due to management's maintenance of higher than required levels of liquidity in order to better manage interest rate risk by investing in investments that are eligible to be included in liquidity calculations.

At June 30, 1997 the Association had commitments to originate and purchase loans of $547,000 and to purchase mortgage-backed securities of $6.0 million. The Association anticipates that it will have sufficient funds available to meet these commitments.

At June 30, 1997 the Association's equity capital exceeded each of the OTS capital requirements. OTS requires Tier I capital to adjusted assets of 4.00% and the Association had 13.10%. Tier I capital to risk-based assets requirement is 4.00% and the Association had 36.54%. The total capital to risk-based assets requirement is 8.00% and the Association had 37.00%.

Other Developments
------------------

The Board of Directors declared a dividend of $.12 per share to stockholders of record on August 7, 1997, payable on August 20, 1997. This is an increase of 20% over the previous dividend of $.10 per share.

The company completed a stock repurchase program on May 30, 1997. Under the repurchase, 422,750 shares, or 5% of the shares outstanding, were repurchased at an average cost of $15.95. All of the stock was repurchased through registered broker-dealers in open-market transactions.

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 1.    Legal Proceedings
-------    -----------------
                 None


Item 2.    Changes in Securities
-------    ---------------------
                 None

Item 3.    Defaults upon Senior Securities
-------    -------------------------------
                 None

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------
           The annual meeting of shareholders of GA Financial, Inc. was held on April 30, 1997. Of 8,454,618 shares eligible to vote, 84.2%, or 7,119,034 were voted by proxy.

           The shareholders voted to approve the re-election of the two nominees for directors, as described in the proxy statement for the annual meeting. The results for the re-election of John M. Kish as a director were 7,068,857 shares, or 94.3%, in favor and 50,177 shares, or .7%, withheld. The results for the re-election of Darrell J. Hess as a director were 7,060,736 shares, or 99.2%, in favor and 58,298 shares, or .8%, withheld. The other continuing directors are John G. Micenko, William G. Boyer, Thomas M. Stanton, Thomas E. Bugel and David R. Wasik.

           The recommendation by the Board of Directors to ratify the appointment of Coopers & Lybrand L.L.P. as the corporation's independent auditors, as described in the proxy statement for the annual meeting, was approved with 7,019,874 shares, or 98.6% in favor, 87,882 shares, or 1.2%, against and 11,278 shares, or .2%, abstaining.

Item 5.    Other Information
-------    -----------------
                 None

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------
           Exhibit 11 - Earnings Per Share
           Exhibit 27 - Financial Data Schedule

                      GA FINANCIAL, INC. AND SUBSIDIARIES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GA FINANCIAL, INC.
                          ----------------------------------
                                      (Registrant)



Date      August 11, 1997      By    /s/ John M. Kish
        -----------------           --------------------------
                                         John M. Kish
                               Chairman of the Board and Chief Executive Officer



Date      August 11, 1997      By    /s/ Raymond G. Suchta
       ------------------         -----------------------------
                                        Raymond G. Suchta
                                Chief Financial Officer and Treasurer
                            (Principal Accounting and Financial Officer)