Form 10-Q
period 1997-09-30
GA FINANCIAL INC/PA
filed 1997-11-13
CIK 1005313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

                         Commission File Number 1-14154
                                                  -----


                              GA FINANCIAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                           25-1780835
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


4750 CLAIRTON BOULEVARD, PITTSBURGH, PENNSYLVANIA                      15236
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (412)882-9946
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X         No
                                 ---          ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,871,370 shares of common stock, par value $.01 per share, were outstanding as of October 31, 1997.

                               GA FINANCIAL, INC.

                                   FORM 10-Q

                               September 30, 1997


                                     INDEX

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition -
         September 30, 1997 and December 31, 1996......................       1

         Consolidated Statements of Income - For the Three and Nine
         Months Ended September 30, 1997 and 1996......................       2

         Consolidated Statements of Cash Flows - For the Nine
          Months Ended September 30, 1997 and 1996.....................       3

         Notes to Consolidated Financial Statements....................    4- 6

         Report of Independent Accountants.............................       7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................    8-16


PART II: OTHER INFORMATION.............................................      17

SIGNATURES.............................................................      18

EXHIBIT 11

EXHIBIT 27

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
-------  --------------------

GA Financial, Inc.
Consolidated Statements of Financial Condition
September 30, 1997 and December 31, 1996


                                                                                        Sept. 30, 1997   Dec. 31, 1996
                                                                                          (Unaudited)
----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                          (In thousands)

Cash (including interest-bearing demand deposits of $14,083
    in 1997 and $15,592 in 1996)                                                              $ 21,717        $ 22,349
Federal funds sold                                                                               1,800           1,950
Available for sale securities, at fair value:
    Investment securities                                                                      157,530         119,347
    Mortgage-related securities                                                                295,224         244,482
Loans receivable, net                                                                          287,407         216,376
Education loans held for sale                                                                   15,725          15,383
Accrued interest receivable                                                                      5,721           4,252
Federal Home Loan Bank stock                                                                     9,811           2,326
Office, property and equipment                                                                   5,481           5,644
Prepaid expenses and other assets                                                                1,888           1,939
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                  $802,304        $634,048
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing demand deposits                                                           $ 21,140        $ 19,685
Savings accounts                                                                               435,732         429,881
Borrowed funds                                                                                 200,398          51,525
Advances from borrowers for taxes and insurance                                                    850           1,780
Accrued interest payable                                                                         4,818             699
Securities purchased, not settled                                                               17,505           5,830
Other liabilities                                                                                4,484           2,244
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                              684,927         511,644

Shareholder's Equity:
Preferred stock, (.01 par value); 1,000,000 shares authorized; 0 shares outstanding                  -               -
Common stock, (.01 par value); 23,000,000 shares authorized;
    8,900,000 shares outstanding                                                                    89              89
Additional paid in capital                                                                      85,617          86,316
Treasury stock, at cost (927,100 shares at September 30, 1997 and
     445,000 shares at December 31, 1996)                                                      (14,534)         (6,768)
Unearned employee stock ownership plan (ESOP) shares                                            (6,612)         (6,612)
Unearned recognition and retention plan (RRP) shares                                            (3,309)           (523)
Net unrealized holding gains on securities                                                       2,535              88
Retained earnings                                                                               53,591          49,814
----------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                     117,377         122,404

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $802,304        $634,048
======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

GA Financial, Inc.
Consolidated Statements of Income

                                                                                   For the three months  For the nine months
                                                                                     ended Sept. 30,       ended Sept. 30,
                                                                                     1997       1996       1997       1996
                                                                                       (Unaudited)           (Unaudited)
------------------------------------------------------------------------------------------------------------------------------
                                                                                      (In thousands)       (In thousands)

Interest income:
   Loans, including fees                                                             $ 6,033    $ 4,709    $16,117   $13,382
   Mortgage-related securities                                                         5,424      3,732     15,415    10,423
   Investment securities                                                               2,196      1,960      6,641     4,915
   Interest on bank deposits                                                             109        114        410       742
----------------------------------------------------------------------------------------------------------------------------
   Total interest income                                                              13,762     10,515     38,583    29,462
----------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings accounts                                                                    4,710      4,137     13,742    12,437
   Interest on borrowings                                                              2,576        200      5,728       200
   Other                                                                                  15         13         41        44
----------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                              7,301      4,350     19,511    12,681
----------------------------------------------------------------------------------------------------------------------------
   Net interest income before provision for losses on loans                            6,461      6,165     19,072    16,781
Provision for losses on loans                                                             75         75        225       135
----------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for losses on loans                             6,386      6,090     18,847    16,646
----------------------------------------------------------------------------------------------------------------------------
Other income:
   Service fees                                                                          432        309        938       680
   Net gain on sales of securities                                                        10        535         38       580
   Gain on sale of student loans                                                         113        162        187       311
   Gain on settlement/curtailment of pension                                               -        769          -       769
   Data processing service fees                                                          164        205        443       607
   Other                                                                                   1          8         10        24
----------------------------------------------------------------------------------------------------------------------------
   Total other income                                                                    720      1,988      1,616     2,971
----------------------------------------------------------------------------------------------------------------------------
Non-interest expense:
   Compensation and employee benefits                                                  1,895      1,655      5,515     4,764
   Occupancy and equipment                                                               445        406      1,325     1,169
   Deposit insurance premiums                                                             71      3,010        210     3,493
   Data processing service expenses                                                      424        376      1,202     1,121
   Marketing and advertising                                                             161        103        402       313
   Other                                                                                 657        862      2,227     2,216
----------------------------------------------------------------------------------------------------------------------------
   Total non-interest expense                                                          3,653      6,412     10,881    13,076
----------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                               3,453      1,666      9,582     6,541
Provision for income taxes                                                             1,287        584      3,541     2,355
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                           $ 2,166    $ 1,082    $ 6,041   $ 4,186
============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Earnings per share                                                                      $.29       $.13       $.79      $.51(1)
                                                                                      ======================================

Average shares outstanding                                                             7,436      8,188      7,617     8,188
                                                                                      ======================================

(1)Assumes the stock conversion was completed on January 1, 1996.

GA Financial, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1997 and 1996

                                                                                         For the Nine Months
                                                                                         Ended September 30,
----------------------------------------------------------------------------------------------------------------
                                                                                        1997            1996
                                                                                            (Unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                                           (In thousands)
Cash flows from operating activities:
Net income                                                                             $   6,041       $   4,186
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Provision for losses on loans and real estate owned                                       225             135
   Depreciation and amortization on office, property and equipment                           654             562
   Net (discount) premium amortization on securities                                         (72)              9
   Amortization of net deferred loan fees                                                   (140)           (197)
   Net realized gain on sales of securities                                                  (38)           (580)
   Net realized gain on sale of student loans                                               (187)           (311)
   Compensation expense on RRP shares                                                        610               -
   Compensation expense on unallocated ESOP shares                                           198               -
   (Increase) in accrued interest receivable                                              (1,469)         (1,727)
   Decrease in prepaid expenses and other assets                                              51           1,147
   Increase in accrued interest payable                                                    4,119           2,899
----------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                               9,992           6,123
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of available for sale securities                                    88,308         134,161
   Proceeds from sale of student loans                                                     6,176          12,543
   Repayments and maturities of available for sale securities                             32,567          41,060
   Purchases of available for sale securities                                           (194,131)       (255,166)
   Purchase of loans                                                                     (90,000)        (62,400)
   Net decrease in loans                                                                  12,553           6,928
   Purchases of office, property and equipment, net                                         (491)           (297)
   Net proceeds from sale of REO                                                               -              25
   Purchase of Federal Home Loan Bank stock                                               (7,485)           (423)
----------------------------------------------------------------------------------------------------------------
   Net cash (used in) investing activities                                              (152,503)       (123,569)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase (decrease) in demand and savings deposits                                  1,761          (6,723)
   Net increase (decrease) in certificates of deposit                                      5,545          (1,130)
   Payments of borrowed funds                                                           (463,776)        (83,550)
   Proceeds from borrowed funds                                                          612,649         118,250
   Dividends paid                                                                         (2,462)           (445)
   Net (decrease) increase in advances from borrowers for taxes and
     insurance and other liabilities                                                          (2)            290
   Proceeds from sale of common stock, net                                                     -          79,252
   Purchase of treasury stock                                                             (7,766)              -
   Purchase of recognition and retention shares                                           (4,095)              -
   Payments made under capital lease obligations                                            (125)           (140)
----------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                             141,729         105,804
----------------------------------------------------------------------------------------------------------------
   Net (decrease) in cash and cash equivalents                                              (782)        (11,642)

Cash and cash equivalents at beginning of period                                          24,299          17,170
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $  23,517       $   5,528
================================================================================================================

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

In the opinion of the management of the Association, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that the accompanying consolidated financial statements be read in conjunction with the Association's 1996 Annual Report on Form 10-K. The consolidated financial statements as of September 30, 1997 and for the nine months ended September 30, 1997 have been reviewed by Coopers & Lybrand L.L.P., the Association's independent accountants, whose report is included herein. Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Association. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Association.

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

As of September 30, 1997, the most recent notification from the Office of Thrift Supervision (the "OTS") categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

                                                         Tier I              Tier I              Total
                                                        Leverage           Risk-Based          Risk-based
                                                        Capital             Capital             Capital
                                                 -----------------------------------------------------------
                                                                    (Dollars in thousands)
September 30, 1997:
     Equity capital (1)                                      $97,130             $97,130             $97,130
     General valuation allowance (2)                               -                   -               1,233
     Less unrealized net gains on certain
      available-for-sale securities                           (2,167)             (2,167)             (2,167)
     Less core deposit intangible                             (1,142)             (1,142)             (1,142)
                                                 -----------------------------------------------------------
Total regulatory capital                                      93,821              93,821              95,054
Minimum regulatory capital                                    31,087              11,350              22,700
                                                 -----------------------------------------------------------
Excess regulatory capital                                    $62,734             $82,471             $72,354
                                                 ===========================================================

Regulatory capital as a percentage                             12.07%              33.06%              33.50%
Minimum regulatory capital as a percentage                      4.00%               4.00%               8.00%
                                                 -----------------------------------------------------------
Excess regulatory capital as a percentage                       8.07%              29.06%              25.50%
                                                 ===========================================================
Well capitalized requirement under
      prompt corrective actions provisions                      5.00%               6.00%              10.00%
                                                 ===========================================================

                                                         Tier I              Tier I              Total
                                                        Leverage           Risk-Based          Risk-based
                                                        Capital             Capital             Capital
                                                 -----------------------------------------------------------
                                                                    (Dollars in thousands)
December 31, 1996:
     Equity capital (1)                                      $93,430             $93,430             $93,430
     General valuation allowance (2)                               -                   -               1,031
     Less unrealized net gains on certain
      available-for-sale securities                               (5)                 (5)                 (5)
     Less core deposit intangible                             (1,277)             (1,277)             (1,277)
                                                 -----------------------------------------------------------
Total regulatory capital                                      92,148              92,148              93,179
Minimum regulatory capital                                    24,161               8,456              16,913
                                                 -----------------------------------------------------------
Excess regulatory capital                                    $67,987             $83,692             $76,266
                                                 ===========================================================

Regulatory capital as a percentage                             15.26%              43.59%              44.08%
Minimum regulatory capital as a percentage                      4.00%               4.00%               8.00%
                                                 -----------------------------------------------------------
Excess regulatory capital as a percentage                      11.26%              39.59%              36.08%
                                                 ===========================================================
Well capitalized requirement under
      prompt corrective actions provisions                      5.00%               6.00%              10.00%
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

4. Derivative Financial Instruments with Off-Balance Sheet Risk

A reconciliation of forward and standby commitment activity for the period follows:

(Dollars in thousands)              Forward Commitments       Standby Commitments
                                   ----------------------------------------------
Balance at December 31, 1996                  $  10,000                   $ 4,000
Purchase commitments                            123,820                     4,000
Commitments sold                                 (9,000)                        -
Commitments settled/expired                    (117,600)                   (4,000)
                                   ----------------------------------------------
Balance at September 30, 1997                 $   7,220                   $ 4,000
                                   ==============================================

The fair value of the $11.2 million in commitments was approximately $11.4 million at September 30, 1997.

5.    Earnings per Share and Dividends per Share:

Earnings per share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding. Shares outstanding for 1997 do not include 661,143 ESOP shares that were unallocated in accordance with SOP 93-6, "Employers' Accounting for Employees Stock Ownership Plans." Reported earnings per share is calculated based on 7,617,061 common shares and common stock equivalents for the year ended 1997. Shares granted but not yet issued of 626,500 under the Company's stock option plan are considered common stock equivalents for earnings per share calculations. Dividends paid were $.12 per share for the quarter ended September 30, 1997, $.10 per share for the quarter ended June 30, 1997, and $.08 per share for the quarter ended March 31, 1997.

6. Consolidated Statements of Shareholders' Equity:

The consolidated statement of shareholders' equity for the nine month period ending September 30, 1997 is as follows (dollars in thousands):

                                  Additional                Unearned      Unearned    Net Unrealized                  Total
                          Common    Paid in    Treasury       ESOP          RRP        Holding Gains   Retained   Shareholders'
                          Stock     Capital      Stock    Plan Shares   Plan Shares      (Losses)      Earnings       Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/96          $89     $86,316   $ (6,768)      $(6,612)      $  (523)          $   88    $49,814        $122,404

Net income                     -           -          -             -             -                -      6,041           6,041
Change in net
    unrealized holding
    gains (losses) on
    securities, net of
    tax                        -           -          -             -             -            2,447          -           2,447
Treasury stock
    purchased                  -           -     (7,766)            -             -                -          -          (7,766)
RRP shares purchased           -        (699)         -             -        (3,396)               -          -          (4,095)
Cash dividends                 -           -          -             -             -                -     (2,264)         (2,264)
Shares allocated               -           -          -             -             -                -          -               -
    under ESOP
Shares allocated
    under RRP                  -           -          -             -           610                -          -             610
                        -------------------------------------------------------------------------------------------------------
Balance at 9/30/97           $89     $85,617   $(14,534)      $(6,612)      $(3,309)          $2,535    $53,591        $117,377
                        =======================================================================================================

7.    Supplementary Cash Flow Information:

The $17.5 million of securities purchased not settled at September 30, 1997 is a non-cash transaction. These securities settled in October, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------





The Board of Directors of
 GA Financial, Inc.:

We have reviewed the accompanying consolidated statements of financial condition of GA Financial, Inc. and subsidiary (the Company) as of September 30, 1997, and the related consolidated statements of income and cash flows for the three-month and nine-month period then ended. These financial statements are the responsibility of the Company's management.

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



/s/Coopers & Lybrand, L.L.P.


Pittsburgh, Pennsylvania
October 20, 1997

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

Comparison of Financial Condition at September 30, 1997 and December 31, 1996
-----------------------------------------------------------------------------

The Association's total assets of $802.3 million at September 30, 1997 increased $168.3 million or 26.5% from December 31, 1996. This increase was primarily attributed to the Association's increased borrowings of $148.9 million or greater than 100% in the first nine months of 1997. These funds were invested in mortgage-related securities, investment securities, and home equity consumer loans.

Cash and cash equivalents of $23.5 million at September 30, 1997 decreased $782,000 or 3.2% from December 31, 1996.

Investment securities classified as available for sale increased $38.2 million or 32.0% to $157.5 million at September 30, 1997. This was primarily due to the investment of the funds generated by the deposit purchase of $25.4 million in December, 1996 and borrowed funds from the Federal Home Loan Bank (the "FHLB") of Pittsburgh.

Mortgage-related securities classified as available for sale increased $50.7 million or 20.8% to $295.2 million at September 30, 1997. This is due to mortgage-related securities purchases funded by borrowings from the FHLB of Pittsburgh.

There were no securities held by the Association which were classified as `held to maturity' for either of the respective periods.

The following table presents details of the Association's investment securities and mortgage-backed securities as of September 30, 1997 (dollars in thousands):

                                                                       Gross                Gross
                                                 Amortized           Unrealized          Unrealized
Available for sale securities:                      Cost               Gains               Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
US Treasury                                            $  8,969              $   34             $     0             $  9,003
Mortgage-backed certificates                            222,814               2,952                (632)             225,134
Collateralized mortgage obligations                      70,649                 167                (726)              70,090
Marketable equity securities                             31,183               2,060                 (86)              33,157
US government agency debt                                77,229                   0                  (1)              77,228
Corporate obligations                                    24,885                  89                 (11)              24,963
Municipal obligations                                    13,001                 269                 (91)              13,179
----------------------------------------------------------------------------------------------------------------------------
   Total                                               $448,730              $5,571             $(1,547)            $452,754
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
============================================================================================================================

Loans receivable increased $71.0 million or 32.8% to $287.4 million at September 30, 1997. This was due to the Association's purchase of $90.0 million of home equity loans and first mortgage loans funded by FHLB borrowings.

Education loans held for sale increased $342,000 or 2.2% to $15.7 million at September 30, 1997. The Association sold approximately $6.0 million of education loans during the nine-month period which was offset by the origination of $7.3 million education loans for the period. There were principal repayments of approximately $1.0 million.

The following table presents details of the Association's loan portfolio (dollars in thousands):

                                                September 30, 1997       December 31, 1996
                                                -------------------------------------------
Mortgages:
   Residential and multi-family                            217,479                  184,961
   Commercial                                                5,002                    5,053
   Construction and development                              2,804                    3,545
Consumer loans:
   Home equity                                              61,086                   22,153
   Education loans                                          15,724                   15,383
Other:
   Loans on savings accounts                                 2,236                    2,062
   Unsecured personal loans and other                        1,909                    1,698
-------------------------------------------------------------------------------------------
      Total                                                306,240                  234,855

Less:
   Undisbursed mortgage loans                                  402                      684
   Deferred loan fees                                        1,473                    1,381
   Allowance for losses                                      1,233                    1,031
-------------------------------------------------------------------------------------------
      Net loans                                            303,132                  231,759
===========================================================================================

Accrued interest receivable increased $1.5 million or 34.5% to $5.7 million at September 30, 1997. This was due to an increase in loan receivables and investment and mortgage-related securities purchases funded by FHLB borrowings.

FHLB stock increased $7.5 million or greater than 100% to $9.8 million at September 30, 1997. This was a result of an increase in borrowings with the FHLB of $148.9 million. The Association is required to own FHLB stock based upon levels of borrowings and mortgage loans.

Prepaid expenses and other assets decreased $51,000 to $1.9 million at September 30, 1997. This was primarily a result of the amortization of core deposit intangibles.

Total deposits increased $7.3 million or 1.6% to $456.9 million at September 30, 1997. This was primarily a result of interest being credited to deposit accounts.

Borrowed funds increased $148.9 million from $51.5 million at December 31, 1996 to $200.4 million at September 30, 1997. This was the result of management's determination to place increased emphasis on the utilization of FHLB borrowings to fund asset growth, particularly investments in mortgage-related and investment securities and home equity consumer loans. FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

There were $17.5 million of securities purchased, not settled at September 30, 1997. These settled in October, 1997. The $5.8 million of securities purchased not settled at December 31, 1996 settled in January, 1997.

Accrued interest payable increased $4.1 million or greater than 100% to $4.8 million at September 30, 1997. This was a result of the timing of accrued interest payable being credited to deposit accounts.

Other liabilities increased $2.2 million or 99.8% to $4.5 million at September 30, 1997. This was substantially the result of an increase in accrued current and deferred income taxes.

Total shareholders' equity decreased $5.0 million or 4.1% to $117.4 million at September 30, 1997. This was primarily due to the purchase of $7.8 million of treasury stock and the purchase of 306,000 recognition and retention plan shares for $4.1 million. There was $610,000 of compensation expense amortization of the recognition and retention plan shares. This purchase completed the acquisition of shares to fund the 1996 stock incentive plan. Earnings totaled $6.0 million and net unrealized holding gains were $2.4 million for the nine months ended September 30, 1997. The Company also paid cash dividends per share to its shareholders in the first, second, and third quarters of $.08, $.10, and $.12, respectively.

Comparison of the Consolidated Results of Operation for the Period of Three
---------------------------------------------------------------------------
Months Ended September 30, 1997 and 1996.
-----------------------------------------

Net Income. Net income was $2.2 million for the period of three months ended September 30, 1997, an increase of $1.1 million or greater than 100% for the same period in 1996 primarily due to a decrease in deposit insurance premiums due to the one time Savings Association Insurance Fund (SAIF) assessment which occurred on September 30, 1996 and a decrease in deposit insurance premiums. In addition, higher net interest income was offset by a decrease in other income.

Interest Income. Interest income totaled $13.8 million for the period of three months ended September 30, 1997, an increase of $3.2 million or 30.9 % compared to the $10.5 million recorded for the period of three months ended September 30, 1996. The increase was primarily attributable to an increase in the average balance of interest-earning assets. The average balances of interest-earning assets for the period of three months ended September 30, 1997 increased to $729.1 million, an increase of $171.5 million or 30.7%, compared to the average balance of interest-earning assets of $557.6 million for the same period in 1996. Weighted average yield on interest-earning assets for the three month period ended September 30, 1997 was 7.55% compared to 7.54% for the comparable period in 1996. Interest on loans for the three month period ended September 30, 1997 was $6.0 million at a weighted average yield of 8.37%, an increase of $1.3 million or 28.1%, compared to interest income on loans of $4.7 million at a weighted average yield of 8.44% for the three month period ended September 30, 1996. This increase was due to an increase in the average balance of loans.
The Association purchased $30.2 million of residential mortgage loans, which are outside of its normal lending area, during the third quarter of 1997. For the three month period ended September 30, 1997 interest income on mortgage-backed securities was $5.4 million at a weighted average yield of 7.31%, an increase of $1.7 million or 45.3%, compared to interest income of $3.7 million at a weighted average yield of 7.33% for the same period in 1996. Average balances in mortgage-backed securities increased between the two periods due to a portion of the increase in borrowed funds being invested in mortgaged-backed securities. For the three month period ended September 30, 1997 interest income on investment securities was $2.1 million at a weighted average yield of 6.44%, an increase of $139,000 or 7.2%, compared to income of $1.9 million at a weighted average yield of 6.35% for the same period in 1996. The increase in interest income was due to the purchase of investment securities funded by FHLB borrowings. Interest income on interest-earning deposits and short-term investments was $109,000 at a weighted average yield of 5.92% for the period of three months ended September 30, 1997, a slight decrease of $5,000 or 4.4%, compared to income of $114,000 at a weighted average yield of 6.23% for the comparable period in 1996. The decrease was due to a decrease in yield on federal funds sold and interest-bearing demand deposits. FHLB stock and other equity investment income increased $97,000, or greater than 100% for the three month period ended September 30, 1997 over the comparable period in 1996 due to FHLB stock purchases of $7.5 million in 1997 due to increased FHLB borrowings.

Interest Expense. Total interest expense for the three month period ended September 30, 1997 was $7.3 million, an increase of $3.0 million or 67.8%, compared to $4.4 million for the same period in 1996. Average balances of interest-bearing liabilities was $608.7 million for the period of three months ended September 30, 1997 at a weighted average cost of 4.8 % compared to average balance of $420.1 million at a weighted average cost of 4.14% for the period of three months ended September 30, 1996. The increase in interest expense and the weighted average cost was primarily due to an increase in the average balance of interest-bearing liabilities primarily in the form of FHLB borrowings which bear higher interest rates than the Association's deposits. Average deposits increased $33.0 million or 8.1% to $437.6 million primarily due to the $25.4 million deposit purchase in December, 1996. The average rate paid on deposits increased from 4.09% to 4.31% due to upward market pressures in certificate accounts. Average borrowings increased to $169.3 million or greater than 100% for the quarter ending September 30, 1997. Management currently believes it is more efficient to fund asset growth through FHLB borrowings rather than through attempting to fund asset growth through increased deposit liabilities. Management believes that FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. FHLB borrowings have been reinvested in investments and mortgaged-related securities and home equity consumer loans.

Net Interest Income: Net interest income after provision for loan losses for the period of three months ended September 30, 1997 was $6.4 million, an increase of $296,000 or 4.9%, compared to $6.1 million recorded for the same period in 1996.

Provision for Loan Losses: The provision for loan losses during the period of three months ended September 30, 1997 was $75,000 which was the same for the same period in 1996. The provision reflects the overall increase in the Association's loan portfolio primarily through continued purchasing residential mortgage loans originated in areas outside the local lending area of the Association. The allowance for loan losses to total loans and total non-performing loans was .40% and 64%, respectively at September 30, 1997 and as compared to .42% and 86%, respectively at September 30, 1996. Although the Association requires the same underwriting criteria for purchased loans as it does for originated loans, due to the recent nature of such purchases the Association does not have as much loss experience data for such loans as it does for loans it has originated. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income: Non-interest income consists of service fees, gains and losses on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the period of three months ended September 30, 1997 non-interest income was $720,000, a decrease of $1.3 million, or 63.8%, compared to $2.0 million recorded for the same period in 1996.
Service fees totaled $432,000 for the period of three months ended September 30, 1997, an increase of $123,000 or 39.8%, compared to $309,000 recorded for the same period in 1996. This increase primarily resulted from the Association increasing service fees, particularly on checking accounts. Net gains on the sale of securities is $10,000, a decrease of $525,000 or greater than 98.1%, compared to the $535,000 recorded for the comparable period in 1996. This decrease resulted primarily from the timing and amounts of security sales.
There was a $113,000 gain on the sale of education loans for the quarter ended September 30, 1997, a decrease of $49,000 over the same period in 1996. Education loans are sold as they enter repayment status. Fees from the sale of data processing services were $164,000, a decrease of $41,000 or 20.0%, compared to $205,000 recorded for the same period in 1996.

Non-interest Expense. Total non-interest expense was $3.7 million for the three month period ended September 30, 1997, a decrease of $2.8 million or 43.0%, compared to $6.4 million for the same period in 1996. This is due to the one-time Savings Association Insurance Fund (SAIF) assessment of $2.8 million on September 30, 1996. Compensation and employee benefits were $1.9 million for the three month period ended September 30, 1997, an increase of $240,000 or 14.5%, compared to the $1.7 million recorded for the same three month period in 1996. Compensation and benefits increased due to the amortization of the stock-based compensation expense, the opening of three full service branches located in Wal-Mart stores and the expansion of the customer service department. The operation of these branches result in increases in salaries and benefits and also increases in occupancy costs, data processing costs, marketing expenses and other miscellaneous expenses. Occupancy costs increased $39,000 or 9.6% to $445,000 for the period of three months ended September 30, 1997 compared to $406,000 recorded for the same period in 1996. Deposit insurance premiums decreased $2.9 million or 97.6% to $71,000 for the three month period ended September 30, 1997 compared to $3.0 million recorded for the same period ended September 30, 1996. This decrease is due to the recapitalization of the SAIF in September 1996 which resulted in an assessment of $2.8 million. The recapitalization of the SAIF also resulted in lower future insurance premiums for member institutions. Data processing costs increased $48,000 or 12.8%, from $376,000 for the three month period ended September 30, 1996 to $424,000 for the same period in 1997. Marketing expenses increased from $103,000 to $161,000. Other non-interest expenses for the period of three months ended September 30, 1997 were $657,000, a decrease of $205,000 or 23.8%, compared to $862,000 recorded for the same period in 1996.

Income Tax Expense. Income tax expense of $1.3 million for the three months ended September 30, 1997 resulted in an effective tax rate of 37.3%. The income tax expense recorded for the period of three months ended September 30, 1996 of $584,000 is an effective tax rate of 35.1%. The Association has compensation expense of approximately $85,000 for the quarter which is not deductible for tax purposes due to the accounting for the ESOP. This raises our effective tax rate slightly.

Comparison of the Consolidated Results of Operation for the Period of Nine
--------------------------------------------------------------------------
months Ended September 30, 1997 and 1996.
-----------------------------------------

Net Income. Net income was $6.0 million for the period of nine months ended September 30, 1997, an increase of $1.9 million or 44.3% for the same period in 1996. This increase was primarily due to an increase in net interest income which was a result of investing the proceeds from the funds borrowed from the FHLB of Pittsburgh.

Interest Income. Total interest income totaled $38.6 million for the period of nine months ended September 30, 1997, an increase of $9.1 million or 31.0% compared to the $29.5 million recorded for the period of nine months ended September 30, 1996. The average balances of interest-earning assets for the period of nine months ended September 30, 1997 increased to $684.9 million, an increase of $156.6 million or 29.6%, compared to the average balance of interest-earning assets of $528.3 million for the same period in 1996. Weighted average yield on interest-earning assets for the nine month period ended September 30, 1997 was 7.51% compared to 7.44% for the comparable period in 1996. This was primarily due to reinvesting borrowed funds in higher yielding long-term securities. Interest on loans for the nine month period ended September 30, 1997 was $16.1 million at a weighted average yield of 8.18%, an increase of $2.7 million or 20.4%, compared to interest income on loans of $13.4 million at a weighted average yield of 8.50% for the nine month period ended September 30, 1996. This increase was due to an increase in the average balance of loans. The Association purchased $49.5 million of residential mortgage loans and $40.5 million of home-equity consumer loans, which are outside of its normal lending area, during the first nine months of 1997. For the nine month period ended September 30, 1997 interest income on mortgage-backed securities was $15.4 million at a weighted average yield of 7.43%, an increase of $5.0 million or 47.9%, compared to interest income of $10.4 million at a weighted average yield of 7.00% for the same period in 1996. Average balances in mortgage-backed securities increased between the two periods as did the weighted average yield on these investments. For the nine month period ended September 30, 1997 interest income on investment securities was $6.3 million at a weighted average yield of 6.50%, an increase of $1.5 million or 31.9%, compared to income of $4.8 million at a weighted average yield of 6.31% for the same period in 1996. The increase in interest income on investment securities was due to the purchase of investment securities. Mortgage-backed securities and investment securities purchases have been funded with FHLB borrowings. Interest income on interest-earning deposits and short-term investments was $410,000 at a weighted average yield of 6.41% for the period of nine months ended September 30, 1997, a decrease of $332,000 or 44.7%, compared to income of $742,000 at a weighted average yield of 6.30% for the comparable period in 1996. The decrease was due to a decrease in liquid investments in federal funds sold and in interest-bearing demand deposits. Decreases in these liquid investments are the result of normal changes in business cycles. FHLB stock and other equity investment income increased $193,000 or greater than 100%, to $296,000 for the nine months ended September 30, 1997 due to required FHLB stock purchases which resulted from increased FHLB borrowing.

Interest Expense. Total interest expense for the nine month period ended September 30, 1997 was $19.5 million, an increase of $6.8 million or 53.9%, compared to $12.7 million for the same period in 1996. Average balances of interest-bearing liabilities was $564.2 million for the period of nine months ended September 30, 1997 at a weighted average cost of 4.61% compared to average balance of $412.4 million at a weighted average cost of 4.10% for the period of nine months ended September 30, 1996. The increase in interest expense and the weighted average cost was primarily due to an increase in the average balance of interest-bearing liabilities in the form of FHLB borrowings which bear higher rates than the Association's deposits. Average deposits increased $28.4 million or 7.0% to $433.9 million due to the $25.4 million deposit purchase in December, 1996. The average rate paid on deposits increased from 4.09% to 4.22% due to upward market pressures. Average borrowings increased $123.7 million or greater than 100% to $128.3 million at September 30, 1997. Management currently believes it is more efficient to fund asset growth through FHLB borrowings rather than attempting to fund asset growth through increased deposit liabilities. Management believes that FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. FHLB borrowings have been reinvested in investment and mortgage-related securities and home equity consumer loans.

Net Interest Income: Net interest income after provision for loan losses for the period of nine months ended September 30, 1997 was $18.8 million, an increase of $2.2 million or 13.2%, compared to $16.6 million recorded for the same period in 1996. This is a result of the increase in income earning assets purchased with FHLB borrowings.

Provision for Loan Losses: The Association's provision for loan losses was $225,000 during the period of nine months ended September 30, 1997 compared to $135,000 for the same period in 1996. The increase in the provision reflects the overall increase in the Association's loan portfolio through additional purchases of residential mortgage loans originated in areas outside the local lending area of the Association. The Association purchased $49.5 million of these loans in the nine months ended September 30, 1997. Although the Association requires the same underwriting criteria for purchased loans as it does for originated loans, due to the recent nature of such purchases the Association does not have as much loss experience data for such loans as it does for loans originated by the Association. During the first nine months of 1997, the Association's provision for loan losses of $225,000 reflects the increase of the Association's residential loan portfolio. During 1996 and 1997 the Association increased its purchases of single family residential mortgage loans secured by properties located in areas outside the lending area of the Association. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income: Non-interest income consists of service fees, gains and losses on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the period of nine months ended September 30, 1997 non-interest income was $1.6 million, a decrease of $1.4 million or 45.6%, compared to $3.0 million recorded for the same period in 1996. Service fees totaled $938,000 for the period of nine months ended September 30, 1997, an increase of $258,000 or 37.9%, compared to $680,000 recorded for the same period in 1996. This increase resulted from the Association increasing service fees, particularly on checking accounts. Net gains on the sale of securities is $38,000 , a decrease of $542,000 or 93.4%, compared to the $580,000 recorded for the comparable period in 1996. This decrease resulted primarily from the timing and amounts of security sales. Gains on the sale of education loans for the nine months ended September 30, 1997 were $187,000, a decrease of 39.9%. Education loans are sold as they enter repayment status. Fees from the sale of data processing services were $443,000, a decrease of $164,000 or 27.0%, compared to $607,000 recorded for the same period in 1996. This is the result of the loss of one customer. The Association's data services division added two new clients in the current quarter and they are expected to generate approximately $10,000 a quarter in revenue. Other non-interest income for the period of nine months ended September 30, 1997 was $10,000, a decrease of $14,000 or 58.3%, compared to the $24,000 recorded for the comparable period in 1996.

Non-interest Expense. Total non-interest expense was $10.9 million for the nine month period ended September 30, 1997, a decrease of $2.2 million or 16.8%, compared to $13.1 million for the same period in 1996. This is due to the one-time SAIF assessment of $2.8 million on September 30, 1996. Compensation and employee benefits were $5.5 million for the nine month period ended September 30, 1997, an increase of $751,000 or 15.8%, compared to the $4.8 million recorded for the same nine month period in 1996. Compensation and benefits increased due to the amortization of the stock-based compensation expense, the opening of three full service branches located in Wal-Mart stores and the expansion of the customer service department. The operation of these branches result in increases in salaries and benefits and also increases in occupancy costs, data processing costs, marketing expenses and other miscellaneous expenses. Occupancy costs increased $156,000 or 13.3% to $1.3 million for the period of nine months ended September 30, 1997 compared to $1.2 million recorded for the same period in 1996. Deposit insurance premiums decreased $3.3 million or 94.0% to $210,000 for the nine month period ended September 30, 1997 compared to $3.5 million recorded for the same period ended September 30, 1996. This decrease is due to the recapitalization of the SAIF in September 1996 which resulted in a one time assessment of $2.8 million. This recapitalization also resulted in future lower insurance premiums for member institutions. Data processing costs increased $81,000 or 7.2%, from $1.1 million for the nine month period ended September 30, 1996 to $1.2 million for the same period in 1997. Other non-interest expenses for the period of nine months ended September 30, 1997 were $2.2 million, an increase of $11,000, compared to $2.2 million recorded for the same period in 1996.

Income Tax Expense. Income tax expense of $3.5 million for the nine months ended September 30, 1997 resulted in an effective tax rate of 37.0%. The income tax expense recorded for the period of nine months ended September 30, 1996 of $2.4 million is an effective tax rate of 36.0%. There was no material change in the Association's income tax rate.

Average Balance Sheets and Analysis of Net Interest Income
----------------------------------------------------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following table presents certain information relating to the Association's average consolidated statements of financial condition and consolidated statements of income for the period of three months ended September 30, 1997 and 1996. The yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from daily average balances. The average balance of loans receivable includes loans on which the Association has discontinued accruing interest. The yields and costs include fees and expenses which are considered adjustments to yield.

The following table presents average balances yields on interest-earning assets and average balances and costs of interest-bearing liabilities for the three months ended September 30, 1997 and September 30, 1996 (Dollars in thousands).

                                                    Three Months Ended September 30,          Three Months Ended September 30,
                                                                  1997                                     1996

                                                   Average                                   Average
                                                   Balance     Interest    Yield/Cost        Balance     Interest    Yield/Cost
                                                  ------------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits and
     short-term investments                         $  7,364     $   109          5.92%       $  7,319     $   114          6.23%
  Investment securities, net (1)                     128,018       2,062          6.44%        121,186       1,923          6.35%
  Loans receivable, net (1) (2)                      288,337       6,033          8.37%        223,254       4,709          8.44%
  Mortgage-backed securities, net (1)                296,600       5,424          7.31%        203,547       3,732          7.33%
  FHLB stock & other equity investments                8,751         134          6.13%          2,305          37          6.42%
                                                  ------------------------------------------------------------------------------
      Total interest-earning assets                  729,070     $13,762          7.55%        557,611     $10,515          7.54%
Non-interest earning assets                           20,595                                    14,831
                                                  ----------                                ----------
      Total assets                                  $749,665                                  $572,442
                                                  ==========                                ==========
Liabilities and equity:
Interest-bearing liabilities:
  Money market savings accounts                     $ 15,811     $   100          2.53%       $ 16,066     $   101          2.51%
  Passbook accounts                                  161,363       1,220          3.02%        164,624       1,245          3.03%
  NOW accounts                                        29,172         142          1.95%         25,177         126          2.00%
  Certificate accounts                               231,222       3,248          5.62%        198,741       2,665          5.36%
                                                  ------------------------------------------------------------------------------
      Total                                          437,568       4,710          4.31%        404,608       4,137          4.09%
  FHLB advances & other borrowings                   169,348       2,576          6.08%         13,395         196          5.85%
  Other                                                1,781          15          3.37%          2,121          17          3.21%
                                                  ------------------------------------------------------------------------------
      Total interest-bearing liabilities             608,697     $ 7,301          4.80%        420,124     $ 4,350          4.14%
Non-interest bearing liabilities                      26,771                                    24,450
Shareholders' equity                                 114,197                                   127,868
                                                  ----------                                ----------
Total liabilities and shareholders' equity          $749,665                                  $572,442
                                                  ==========                                ==========

Net interest rate spread (3)                                     $ 6,461          2.75%                    $ 6,165          3.40%
Net interest margin (4)                                                           3.54%                                     4.42%
Ratio of interest-earning assets to
   interest-bearing liabilities                                                 119.78%                                   132.73%


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

The following table presents average balances yields on interest-earning assets and average balances and costs of interest-bearing liabilities for the nine months ended September 30, 1997 and September 30, 1996 (Dollars in thousands).

                                                        Nine Months Ended September 30,           Nine Months Ended September 30,
                                                                    1997                                     1996

                                                    Average                                  Average
                                                    Balance     Interest    Yield/Cost       Balance     Interest    Yield/Cost
                                                 -------------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits and
     short-term investments                          $  8,528     $   410          6.41%      $ 15,697     $   742          6.30%
  Investment securities, net (1)                      130,094       6,345          6.50%       101,709       4,812          6.31%
  Loans receivable, net (1) (2)                       262,836      16,117          8.18%       209,983      13,382          8.50%
  Mortgage-backed securities, net (1)                 276,651      15,415          7.43%       198,670      10,423          7.00%
  FHLB stock & other equity investments                 6,781         296          5.82%         2,212         103          6.21%
                                                 -------------------------------------------------------------------------------
      Total interest-earning assets                   684,890     $38,583          7.51%       528,271     $29,462          7.44%
Non-interest earning assets                            22,702                                   17,050
                                                 ------------                              -----------
      Total assets                                   $707,592                                 $545,321
                                                 ============                              ===========
Liabilities and equity:
Interest-bearing liabilities:
  Money market savings accounts                      $ 16,379     $   305          2.48%      $ 16,500     $   309          2.50%
  Passbook accounts                                   160,883       3,609          2.99%       164,705       3,708          3.00%
  NOW accounts                                         27,991         416          1.98%        24,443         369          2.01%
  Certificate accounts                                228,663       9,412          5.49%       199,842       8,051          5.37%
                                                 -------------------------------------------------------------------------------
      Total                                           433,916      13,742          4.22%       405,490      12,437          4.09%
  FHLB advances & other borrowings                    128,331       5,728          5.95%         4,615         200          5.78%
  Other                                                 1,968          41          2.78%         2,271          44          2.58%
                                                 -------------------------------------------------------------------------------
      Total interest-bearing liabilities              564,215     $19,511          4.61%       412,376     $12,681          4.10%
Non-interest bearing liabilities                       27,103                                   32,047
Shareholders' equity                                  116,274                                  100,898
                                                 ------------                              -----------
Total liabilities and shareholders' equity           $707,592                                 $545,321
                                                 ============                              ===========

Net interest rate spread (3)                                      $19,072          2.90%                   $16,781          3.34%
Net interest margin (4)                                                            3.71%                                    4.24%
Ratio of interest-earning assets to
   interest-bearing liabilities                                                  121.39%                                  128.10%

(1) Includes related assets available for sale and unamortized discounts and premiums.
(2) Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.
(3) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest earning assets.

Allowance for Loan Losses
-------------------------

The following table sets forth the changes in the allowance for loan losses for the nine months ended September 30, 1997 (Dollars in thousands):


     Balance, December 31, 1996     $1,031
     Provision for loan losses         225
     Net chargeoffs                     23
                                    ------
     Balance, September 30, 1997    $1,233
                                    ======

Non-Performing Assets
---------------------

The following table presents information regarding the Association's non-performing assets at the dates indicated:

                                                                   Sept. 30,             Dec. 31,
                                                                     1997                  1996
                                                                  --------------------------------
                                                                         (in thousands)
Non-performing loans:
   Non-accrual loans                                                  $1,931                  $896
   Accruing loans which are contractually
      past due 90 days or more                                             -                     -
   Restructured loans                                                      -                     -
--------------------------------------------------------------------------------------------------
      Total non-performing loans                                      $1,931                  $896
   Real estate owned                                                       6                     -
--------------------------------------------------------------------------------------------------
         Total non-performing assets                                  $1,937                  $896
==================================================================================================

   Non-performing loans as a % of gross loans receivable                 .63%                  .39%
   Non-performing loans to total assets                                  .24%                  .14%
   Allowance for loan loss as a % of gross loans receivable              .40%                  .45%
   Allowance for loan loss to non-performing loans                        64%                  115%

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

The Association is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision regulations. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1% respectively. The Association's liquidity and short-term liquidity for the month of September, 1997 were 4.95% and 18.79% respectively. The high levels of liquidity were due to management's maintenance of higher than required levels of liquidity in order to better manage interest rate risk by investing in investments that are eligible to be included in liquidity calculations.

At September 30, 1997 the Association had commitments to originate and purchase loans of $415,000 and to purchase mortgage-backed securities of $11.2 million. The Association anticipates that it will have sufficient funds available to meet these commitments.

At September 30, 1997 the Association's equity capital exceeded each of the OTS capital requirements. OTS requires Tier I capital to adjusted assets of 4.00% and the Association had 12.07%. Tier I capital to risk-based assets requirement is 4.00% and the Association had 33.06%. The total capital to risk-based assets requirement is 8.00% and the Association had 33.50%.

Other Developments
------------------

The Board of Directors declared on October 21, 1997 a dividend of $.12 per share to stockholders of record on November 7, 1997, payable on November 20, 1997. There was no change in the dividend paid from the previous quarter.

The Company announced on August 20, 1997 that it has requested and received regulatory approval from the Office of Thrift Supervision to repurchase up to 5% or 401,612 shares of its outstanding stock. As of September 30, 1997, the Company has repurchased 12,000 shares.

The Company filed an S-8 to the Securities and Exchange commission on October 14, 1997.

The Company repurchased an additional 117,830 shares of GA Financial, Inc. stock from September 30 ,1997 to November 5, 1997. Treasury shares total 1,044,930 at November 5, 1997.

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


Item 2. Changes in Securities
------- ---------------------
               None

Item 3. Defaults upon Senior Securities
------- -------------------------------
               None

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------
               None

Item 5. Other Information
------- -----------------
               None

Item 6. Exhibits and Reports on Form 8-K
------- --------------------------------
        Exhibit 2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession - N/A
        Exhibit 3 - (i) Articles of Incorporation - Incorporated by reference into this document from the Exhibits to Form S-1 Registration Statement and amendments thereto, initially filed December 21,1995. Registration No. 33-80715
                 (ii) Bylaws - Incorporated by reference into this document from the Exhibits to Form S-1 Registration Statement and amendments thereto, initially filed December 21, 1995, Registration No. 33-80715
        Exhibit 4 - Instruments Defining the Rights of Security Holders, Including Indentures - N/A
        Exhibit 10 - Material Contracts - N/A
        Exhibit 11 - Statement re: Computation of Per Share Earnings - filed herewith
        Exhibit 15 - Letter re:  Unaudited Interim Financial Information - N/A
        Exhibit 18 - Letter re:  Change in Accounting Principles - N/A
        Exhibit 19 - Report Furnished to Security Holders - N/A
        Exhibit 22 - Published Report Regarding Matters Submitted to Vote of Security Holders - N/A
        Exhibit 23 - Consent of Experts and Counsel - N/A
        Exhibit 24 - Power of Attorney - N/A
        Exhibit 27 - Financial Data Schedule - filed herewith
        Exhibit 99 - Additional Exhibits - N/A

                      GA FINANCIAL, INC. AND SUBSIDIARIES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             GA FINANCIAL, INC.
                                       ----------------------------
                                                (Registrant)



Date    November 13, 1997              By     /s/ John M. Kish
        ------------------                    --------------------------------
                                                 John M. Kish
                               Chairman of the Board and Chief Executive Officer



Date    November 13, 1997              By    /s/ Raymond G. Suchta
       -------------------                  ----------------------------------
                                                 Raymond G. Suchta
                                       Chief Financial Officer and Treasurer
                                    (Principal Accounting and Financial Officer)