Form 10-K405
period 1997-12-31
GA FINANCIAL INC/PA
filed 1998-03-31
CIK 1005313

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                  For the fiscal year ended December 31, 1997
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
                                               ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $144,574,420, based upon the last sales price as listed on The American Stock Exchange for March 9, 1998.

     The number of shares of Common Stock outstanding as of March 9, 1998 is:
7,609,180.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 1997, are incorporated by reference into Part II of this Form 10-K.

                                     INDEX

                                                                      PAGE
                                     PART I

Item 1.     Business..................................................   1
Additional Item.  Executive Officers of the Registrant................  41
Item 2.     Properties................................................  42
Item 3.     Legal Proceedings.........................................  43
Item 4.     Submission of Matters to a Vote of Security Holders.......  43

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................  43
Item 6.     Selected Financial Data...................................  43
Item 7.     Management's Discussion and Analysis of Financial.........  44
            Condition and Results of Operations.......................  44
Item 7A.    Quantitative and Qualitative Disclosures About
            Market Risk...............................................  44
Item 8.     Financial Statements and Supplementary Data...............  44
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure....................  44

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant........  44
Item 11.    Executive Compensation....................................  44
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management............................................  44
Item 13.    Certain Relationships and Related Transactions............  45

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K.................................................  45

                                  SIGNATURES


Item 1.  Business.
-----------------

General

     GA Financial, Inc. (the "Company") was incorporated under Delaware law in December 1995. The Company completed its initial public offering of 8,900,000 shares of common stock on March 26, 1996 in connection with the conversion of Great American Federal Savings and Loan Association (the "Association") from the mutual to stock form of ownership. The Association is a federally chartered savings and loan association and is wholly-owned by the Company. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Association. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Association. At December 31, 1997, the Company had total assets of $783.9 million, total deposits of $462.2 million and total stockholders' equity of $116.1 million.

     The Association was originally chartered in 1914. The Association's principal business is to operate a customer oriented savings and loan association. The Association attracts retail deposits from the general public in its primary market area and invests those funds primarily in fixed-rate one- to four-family owner-occupied mortgage loans, consumer loans and investment, mortgage-backed and mortgage-related securities. To a lesser extent, the Association invests in construction and development loans, multi-family loans and commercial real estate loans. The Association's revenues are derived principally from interest on mortgage loans and interest and dividends on investment, mortgage-backed and mortgage-related securities and, to a much lesser extent, short-term investments and other fees and services charges. The Association's primary source of funds is retail deposits and borrowed funds from the Federal Home Loan Bank.

     The Company's and Association's executive offices are located at 4750 Clairton Boulevard, Pittsburgh, Pennsylvania 15236. The telephone number is
(412) 882-9946.

Market Area and Competition

     The Association has been, and continues to be, a community-oriented savings institution offering a variety of financial services to meet the needs of the communities which it serves. Its primary market area is the areas surrounding its branch offices while its lending activities include areas throughout Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties, Pennsylvania. In addition to its principal office in Whitehall, the Association operates twelve other retail offices, all of which are located in the southern and eastern suburbs of the Pittsburgh greater metropolitan area in Allegheny and Westmoreland Counties. These communities are composed mostly of stable, residential neighborhoods of predominantly one- and two-family residences. Some of the areas in which the Association maintains a branch office have become depressed in recent years due to the general downturn in the local economy.
This has resulted in significant decreases in total deposits in the Association's branch offices located in those areas. Accordingly, the Association has opened new branch offices in other areas of the greater Pittsburgh metropolitan area which have experienced growth.

     The greater Pittsburgh metropolitan area has been in the process of restructuring over the past decade. Once centered on heavy manufacturing, primarily steel, its economic base is now more diverse, including technology, health and business services. Several "Fortune 500" industrial firms are headquartered in the greater Pittsburgh area, including USX Corp., Westinghouse Corp. and Aluminum Company of

America. The largest employers in Pittsburgh, by the number of local employees, include Westinghouse, USAirways, the University of Pittsburgh, PNC Corp., Mellon Bank Corp., USX Corp., and a number of healthcare firms, facilities and providers. Seven colleges and universities are located in the greater Pittsburgh metropolitan area.

Lending Activities

     Loan Portfolio Composition. The Association's loan portfolio primarily consists of first mortgage loans secured by one- to four-family residences and consumer loans (consisting of home equity loans and education loans) and, to a much lesser extent, multi-family loans, residential construction and development loans, commercial real estate loans and other loans. At December 31, 1997, the Association had total loans outstanding of $310.0 million, of which $215.0 million were one- to four-family residential mortgage loans, or 69.4% of the Association's total loans. At such date, the remainder of the Association's loan portfolio consisted of $78.0 million of consumer loans, or 25.1% of total loans; $5.8 million of multi-family residential loans, or 1.9% of total loans; $3.0 million of construction and development loans, or 1.0% of total loans; $4.3 million of commercial real estate loans, or 1.4% of total loans; and $3.9 million of other loans, or 1.2% of total loans. At that same date, 9.8% of the Association's mortgage loans had adjustable interest rates. Due, in part, to the decline in the local economy and a corresponding decline in demand for mortgage loans secured by one- to four-family residential properties located in the Association's market area, the Association's one- to four-family mortgage loan portfolio, as a percentage of total assets has decreased from 28.1% of total assets at December 31, 1996 to 27.4% of total assets at December 31, 1997. The Association has attempted to offset the decline in demand for one- to four-family mortgage loans secured by properties located in the Association's market area by purchasing such loans secured by properties outside of its primary market area and during the year ended December 31, 1997, the Association purchased $56.9 million of such loans primarily secured by properties located in Pennsylvania, Ohio, Delaware and New York. Additionally, the Association intends to expand the number of entities from which it purchases such loans and the geographic areas in which the properties securing such loans are located, to include areas of the Northeast, Southeast and the Midwest United States.

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

                                                                          At December 31,
                             -------------------------------------------------------------------------------------------------------
                                      1997                1996                1995                1994                  1993
                             --------------------  ------------------- -------------------  -------------------  -------------------
                                         Percent              Percent              Percent             Percent              Percent
                              Amount     of Total  Amount     of Total   Amount   of Total   Amount    of Total   Amount    of Total
                             --------    -------- --------    -------- --------   --------  --------   --------  --------   --------
Mortgage loans:

   One- to four-family.....  $215,024     69.37%  $178,234     75.89%  $122,509     66.79%  $105,419     67.15%  $103,190     67.48%


   Multi-family............     5,778      1.86      6,727      2.87      7,208      3.93      8,259      5.26      8,364      5.47

   Commercial..............     4,360      1.41      5,053      2.15      3,290      1.79      2,043      1.30      2,604      1.70

   Construction and
       development.........     2,966      0.96      3,545      1.51      5,891      3.21      4,830      3.08      8,177      5.35

Consumer loans:

   Home equity.............    59,111     19.07     22,153      9.43     20,151     10.99     17,808     11.34     16,518     10.80

   Education...............    18,853      6.08     15,383      6.55     20,766     11.32     14,680      9.35     10,151      6.64

Other:

   Unsecured personal
    loans..................     1,594      0.51      1,534      0.65      1,250      0.68      1,298      0.83      1,376      0.90

     Loans on savings
      accounts.............     2,168      0.70      2,062      0.88      2,159      1.18      2,419      1.54      2,176      1.42

   Other loans.............       125      0.04        164      0.07        199      0.11        230      0.15        368      0.24
                             --------    ------   --------    ------   --------    ------   --------    ------   --------    ------
             Total loans...   309,979    100.00%   234,855    100.00%   183,423    100.00%   156,986    100.00%   152,924    100.00%
                             --------    ======   --------    ======   --------    ======   --------    ======   --------    ======
Less:

   Undisbursed loan funds..      (688)                (684)              (1,363)              (1,825)              (5,380)

   Deferred loan fees......    (1,442)              (1,381)                (963)                (738)                (675)

     Allowance for loan
      losses...............    (1,322)              (1,031)                (822)                (850)                (846)
                             --------             --------             --------             --------             --------
             Total loans,
              net..........  $306,527             $231,759             $180,275             $153,573             $146,023
                             ========             ========             ========             ========             ========

     Loan Maturity. The following table shows the remaining contractual maturity of the Association's loans at December 31, 1997. At December 31, 1997, all of the Association's loans, except for education loans, were categorized as held for investment. The table does not include the effect of future principal prepayments. Principal prepayments and scheduled principal amortization on loans totalled $52.2 million, $37.2 million and $26.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.


                                                                  At December 31, 1997
                                    -------------------------------------------------------------------------------
                                      One- to                           Construction                      Total
                                       Four-       Multi-                    and                          Loans
                                      Family       Family    Commercial  Development  Consumer  Other   Receivable
                                    ---------   ----------   ----------  -----------  -------- -------  -----------
                                                                  (In thousands)
Amounts due:

          One year or less......... $  1,094   $      --      $    9        $1,980    $   192  $2,493    $  5,768
                                    --------   ---------      ------        ------    -------  ------    --------
   After one year:
            More than one
             year to three
             years.................      806         275          15           986         95      69       2,246
            More than three
             years to five
             years.................    3,061         134          66            --     21,772   1,323      26,356
            More than five
             years to 10 years.....   11,631       1,012       2,711            --     53,651       2      69,007
            More than 10
             years to 20 years.....   27,026       4,357          61            --      2,254      --      33,698
            More than 20 years.....  171,406          --       1,498            --         --      --     172,904
                                    --------      ------      ------        ------    -------  ------    --------
            Total due after
             December 31, 1998.....  213,930       5,778       4,351           986     77,772   1,394     304,211
                                    --------      ------      ------        ------    -------  ------    --------
            Total amount due....... $215,024      $5,778      $4,360        $2,966    $77,964  $3,887    $309,979
                                    ========      ======      ======        ======    =======  ======    ========
          Less:
                Undisbursed
                 loan funds.............................................................................     (688)
                Deferred loan
                 fees, net..............................................................................   (1,442)
                Allowance for
                 loan losses............................................................................   (1,322)
                                                                                                         --------
             Total loans, net........................................................................... $306,527
                                                                                                         ========

     The following table sets forth at December 31, 1997 the dollar amount of loans contractually due after December 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates.

                                          Due After December 31, 1998
                                     --------------------------------------
                                       Fixed       Adjustable       Total
                                     ---------     ----------     ---------
                                                (In thousands)
Mortgage loans:

   One- to four-family.............   $192,924      $21,005       $213,929

   Multi-family....................      5,778           --          5,778

     Construction and development..        986           --            986

   Commercial......................      4,279           73          4,352

Consumer loans:

   Home equity.....................     58,919           --         58,919

   Education.......................     18,853           --         18,853

Other Loans:

     Unsecured personal loans......        551          718          1,269

     Loans on savings accounts.....         --           --             --

   Other loans.....................        125           --            125
                                      --------      -------       --------
Total loans receivable.............   $282,415      $21,796       $304,211
                                      ========      =======       ========

     Origination, Sale, Servicing and Purchase of Loans. The Association's mortgage origination lending activities are conducted by loan personnel at its thirteen full service branch offices. Although the Association offers both adjustable-rate and fixed-rate mortgage loans, the substantial majority of the Association's loan originations have been fixed-rate mortgage loans. The Association's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Association has not emphasized the origination of adjustable-rate mortgage loans due to the relatively low demand for such loans in the Association's primary market area and aggressive pricing by competitors offering such loans. While the Association generally retains for its portfolio all of the mortgage loans that it originates, the Association may, in the future, sell mortgage loans that it originates depending on market conditions and the financial condition of the Association. At December 31, 1997, there were no mortgage loans categorized as held for sale. Due to the low demand for mortgage loans secured by properties in its primary market area, the Association has recently emphasized the purchase of single-family owner-occupied mortgage loans which are primarily secured by properties located outside of the Association's primary market area, such as other regions of Pennsylvania and Ohio and New York. In addition, in response to the low demand for one- to four-family mortgage loans in its primary market area, the Association has also emphasized the origination of consumer loans consisting of home equity loans and education loans. The Association intends to continue purchasing single-family owner-occupied loans to supplement reduced loan demand as needed, and is attempting to increase the number of entities from which it purchases such loans and expand the geographic areas in which the properties securing such loans are located, including the Northeast, Southeast and the Midwest United States. In addition, beginning in the first quarter of 1996, the Association began to offer credit card loans. Loans purchased by the Association generally must meet the same underwriting criteria as loans originated by the Association. Loans purchased by the Association are generally funded by the Association (not table funded), closed in the name of the correspondent financial institution and immediately assigned to the Association, and are generally purchased by the Association on a servicing released basis. At December 31, 1997, the Association had $203.4 million of loans serviced by others which were serviced by approximately 30 third-party loan servicers. At such date, $33.2 million of purchased mortgage loans, or 58.4% of such loans, were purchased from one mortgage lender affiliated with a residential development company.

     The following table sets forth the Association's loan originations, purchases, sales and principal repayments for the periods indicated:

                                           For the Years Ended December 31,
                                           --------------------------------
                                               1997       1996       1995
                                            ---------   ---------  --------
                                                    (In thousands)
Gross loans(1):

Beginning balance.......................     $234,855   $183,423   $156,986

   Loans originated:

       Mortgage loans:

          One- to four-family...........        4,218      5,004      2,159

          Multi-family..................          120        181         --

          Commercial....................          120        600      2,680

          Construction and development..        1,713      1,976      2,625

       Consumer loans:

          Home equity...................       15,810     11,256     10,660

          Education.....................       10,777      8,680      9,318

       Other:

          Unsecured personal loans......          747        780        661

          Loans on savings accounts.....        1,275      1,235      1,063
                                             --------   --------   --------
            Total loans originated......       34,780     29,712     29,166

     Loans purchased(2).................       98,546     71,156     24,250
                                             --------   --------   --------

            Total.......................      368,181    284,291    210,402

Less:

      Principal repayments(3)...........      (52,207)   (37,186)   (26,899)

   Sales of loans.......................       (5,989)   (12,232)        --

     Transfer to REO....................           (6)       (18)       (80)
                                             --------   --------   --------

          Total loans...................      309,979    234,855    183,423

     Loans held for sale................      (18,853)   (15,383)        --
                                             --------   --------   --------

Ending balance..........................     $291,126   $219,472   $183,423
                                             ========   ========   ========

____________________
(1) Gross loans include receivables held for investment and loans held for sale.
(2) All such loans are secured by single-family properties, and are comprised of $40.7 million of home equity (consumer loans) and $56.9 million of one- to four-family mortgage loans for the year 1997. For years 1996 and 1995, all the loans are secured by one- to four-family mortgage loans. Loans purchased for the year 1997 include premiums paid of $934,000 for these loans.
(3) Includes amortization of premiums and accretion of discounts.


     One- to Four-Family Residential Mortgage Lending. The Association offers residential mortgage loans primarily secured by owner-occupied one- to four-family residences. Loan originations are generally obtained from existing or past customers, members of the local communities served, or referrals from local real estate agents, attorneys and builders. The Association primarily originates fixed-rate loans, but also offers adjustable-rate mortgage ("ARM") loans. At December 31, 1997, one- to four-family mortgage loans totalled $215.0 million, or 69.4% of total loans. Of the Association's mortgage loans secured by one- to four-family residences, $194.0 million, or 90.2%, were fixed-rate loans.

     The Association originates most mortgage loans for its own portfolio. Originated mortgage loans are secured by properties located within the Association's primary market area of Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties, Pennsylvania. However, due to the low level of one- to four-family mortgage loan demand in the Association's primary market area, the Association's one- to four-family mortgage loan portfolio has decreased 19.3% from $150.6 million, or 35.3% of total assets and 76.2% of total loans, at December 31, 1996 to $215.0 million, or 27.4% of total assets and 69.4% of total loans, at December 31, 1997.

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

     Generally, with the exception of its community loan programs, the Association's maximum loan-to-value ("LTV") ratio on one- to four-family mortgage loans is 95%. However, loans with LTV ratios in excess of 80% generally require the borrower to obtain private mortgage insurance ("PMI"). The Association's one- to four-family residential mortgage loans do not provide for negative amortization. Mortgage loans in the Association's portfolio generally include due-on-sales clauses, which provide the Association with the contractual right to demand the loan immediately due and payable in the event the borrower transfers ownership of the property that is subject to the mortgage. The maximum one- to four-family loan amount is $450,000 unless otherwise approved by the Board.

     In an effort to provide financing for low and moderate income home buyers, the Association participates in various Community Loan Programs. These programs offer single-family residential mortgage loans to residents of the CRA delineated lending areas. These loans are offered with terms of up to 30 years. Such loans must be secured by a single-family owner-occupied unit. These loans are originated using modified underwriting guidelines with reduced down payments and loan fees. Such loans are originated in amounts up to 97% of the lower of the property's appraised value or the sale price. Because the Association typically charges a lower rate of interest, lower mortgage origination fees and a discount on closing costs on its Community Loan Programs, the Association expects to achieve a lower rate of return on such loans, as compared to other residential mortgage loans. During 1997 the Association originated 13 community loans totalling $664,000.

     The Association offers full-time employees of the Association, other than executive officers and directors, who satisfy certain criteria and the general underwriting standards of the Association fixed and adjustable-rate mortgage loans with interest rates which are currently 25 to 125 basis points below the rates offered to the Association's other customers, the Employee Mortgage Rate ("EMR"). The EMR is limited for the purchase, construction or refinance of an employee's single-family owner-occupied primary residence. When the LTV ratio does not exceed 80% (75% in the case of refinance loans), the EMR is generally no less than the Association's overall cost of funds rounded up to the next quarter percentage point, with a minimum EMR of 6.25%; where the LTV ratio exceeds 80% but is not greater than 95%, the EMR shall be no less than the Association's overall cost of funds plus an additional one percent, rounded to the next quarter percentage point, with a minimum of 7.25%. Additionally, loan origination fees are waived for all EMR loans. The EMR normally ceases upon termination of employment or if the property no longer is the employee's primary residence. Upon termination of the EMR, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continue to remain in effect. As of December 31, 1997, the Association had $2.7 million of total EMR loans, or 0.9% of total loans.

     Construction and Development Lending. The Association originates three types of construction and development loans for the construction and development of one- to four-family properties: (1) acquisition and development loans to qualified builders; (2) loans and lines of credit to qualified builders; and (3) construction/permanent financing for other individuals. At December 31, 1997, the Association had $3.0 million of construction and development loans which constituted 1.0% of the Association's total loan portfolio.

     The Association originates loans for the acquisition and development of one- to four-family properties located in its primary market area. The Association's acquisition and development loans primarily have been made to finance the construction of single-family, owner-occupied residential properties. These loans are offered with adjustable-rates and maturities of four years or less. Acquisition and development mortgage loans are originated with maximum LTV ratios of 65% for the acquisition of the raw land and 75% for the development of the property. Generally, the maximum loan amount for the acquisition of the land is $350,000 and the maximum loan amount for construction and development is $1.0 million. Proceeds of such loans are dispersed as phases of the construction are completed. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principal borrowers are required. However, personal guarantees may not be required on such loans depending on the creditworthiness of the borrower and amount of the downpayment.

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

     Multi-Family Lending. The Association originates multi-family mortgage loans generally secured by five to one hundred unit apartment buildings located in the Association's primary market area. Pursuant to the Association's current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Association generally requires a debt service ratio of 120%. Properties securing these loans are appraised by an independent appraiser and title insurance is required on all such loans. At December 31, 1997, multi-family loans totalled $5.8 million, or 1.9% of the Association's total loan portfolio.

     The Association also has, from time to time, purchased loan participations in multi-family real estate loans, most of which are located outside of its primary market area. Loan participation interests are subject to the same underwriting criteria as loans originated by the Association. At December 31, 1997, the Association had $623,000 in multi-family real estate loan participation interests, or 10.8% of multi-family loans and 0.2% of total loans.

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

     Commercial Real Estate Lending. The Association also offers commercial real estate loans that are secured by properties generally used for business purposes such as small office buildings, retail facilities, shopping centers, motels and hotels and industrial properties located in the Association's primary market area. Due to low demand and the absence of a significant number of properties which meet the Association's underwriting criteria, the Association has made very few commercial real estate loans in the past ten years. The Association's underwriting standards and procedures are similar to those applicable to multi-family loans, whereby the Association considers the net operating income of the property and the borrower's expertise, credit history and profitability. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. On an exception basis, the Association may not require a personal guarantee on such loans depending on the creditworthiness of the borrowers and the amount of the downpayment. The Association's commercial real estate loan portfolio at December 31, 1997 was $4.3 million, or 1.4% of total loans. The Association, from time to time, purchases loan participations in commercial real estate loans located outside of its primary market area. Loan participation interests are subject to the same underwriting criteria as loans originated by the Association. At December 31, 1997, the Association had $1.6 million in commercial real estate loan participation interests, or 35.8% of commercial real estate loans and 0.5% of total loans.

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

     Consumer Lending. The Association also offers both secured and unsecured consumer loans. Consumer loans consist of home equity lines of credit and installment loans and education loans. At December 31, 1997, the Association's consumer loans amounted to $78.0 million, or 25.1% of the Association's total loan portfolio. Home equity loans are generally only available to the residents of Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties, Pennsylvania.

     The Association's home equity lines of credit are offered as revolving lines of credit with interest rates that range from 1.5% to 5.0% above the prime rate of interest as published by The Wall Street Journal and adjust monthly but which are capped at 17.99%. The Association's home equity installment loans are offered on a fixed-rate basis only with terms of one to ten years. Both types of home equity loans are offered in minimum amounts of $5,000. The home equity lines of credit are offered to a maximum amount of the lesser of $100,000 or 90% of the appraised value of the property. Home equity installment loans are offered to a maximum amount of the lesser of $150,000 or 90% of the appraised value of the property. Certain "Class B" home equity installment loans are offered to a maximum amount of 90% of the appraised value of the property, with
an overall maximum of $100,000.   A "Class B" home equity installment loan is
one in which the borrower uses the equity in his or her existing residence to finance the acquisition of improved land and the construction of a new primary residence. At December 31, 1997, home equity loans totalled $59.1 million, or 75.8% of consumer loans and 19.1% of the Association's total loans.

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

     Education loans held by the Association are administrated and guaranteed by one of two agencies: the Pennsylvania Higher Education Assistance Agency ("PHEAA") or the United States Student Aid Funds ("USAF"). Federal regulations as established by DOE apply to both agencies equally. The Association underwrites, operates and administrates participation in the FFELP under the policies and procedures outlined in the PHEAA guidelines for Loan Guaranty Programs and USAF policies and procedures program manuals, for loans guaranteed by each respective agency. At December 31, 1997, education loans totalled $18.9 million, or 24.2% of consumer loans and 6.0% of the Association's total loans. The Association has decided to sell educational loans when those loans reach repayment status.

     Other Lending. The Association also originates other types of loans primarily consisting of unsecured personal lines of credit and installment loans, loans on savings accounts and foreign aid loans. These loans have a maximum borrowing limitation of $5,000 for unsecured personal loans and 90% of the account value for loans on savings accounts. Unsecured personal loans require a debt ratio (the ratio of debt service to net earnings) of 36%. Secured personal lines of credit and installment loans are generally secured by certificates of deposit and passbook savings accounts. At December 31, 1997, personal loans totalled $3.9 million, or 1.2% of total loans of which $2.2 million were secured by savings accounts.

     From 1993 until March of 1996, the Association was an agent for a third party which issued a credit card in the name of the Association. In November 1995, the Board of Directors approved the Association's offering of credit card loans, terminated its contract with the third party and the Association began offering credit card loans to its customers on a limited basis in its own name and underwriting such loans to its portfolio in March of 1996. Credit card loans require a debt ratio of 36% and are offered to a maximum credit limit of $7,500.

     At December 31, 1997, the Association also had one outstanding foreign aid loan in its portfolio to the country of Ecuador which was a performing loan, guaranteed by the United States government and had an outstanding principal balance of $125,000.

     Loan Approval Procedures and Authority.   The Board of Directors
establishes the lending policies and loan approval limits of the Association.
In connection with one- to four-family mortgage loans and construction/permanent financing, the Board of Directors has authorized the following persons to approve loans up to the amounts indicated: loans in amounts up to $450,000 must be approved by the Vice President and Assistant Vice President of Lending, or any other officer of the Association assigned by the President; mortgage loans in excess of $450,000 must be approved by the Board of Directors. Builders' construction loans and lines of credit require approval by the Assistant Vice President of Lending and the Vice President of Lending, or the President of the Association, or any officer of the Association assigned by the President. All acquisition and development loans, multi-family loans and commercial real estate loans above $1 million require the approval of the Board of Directors.

     With respect to consumer and other loans, the Board has authorized the following persons to approve loans up to the amounts indicated: home equity loans require the approval of the Vice President of Lending or any officer of the Association assigned by the President, except that "Class B" home equity loans must be approved by the Assistant Vice President of Consumer Lending and the Vice President of Lending or any officer of the Association assigned by the President; all unsecured personal loans in amounts up to $20,000 must be approved by the Assistant Vice President of Consumer Lending or the Vice President of Lending or any officer of the Association assigned by the President; secured personal loans in excess of $20,000 require the approval of the Assistant Vice President of Consumer Lending, and the Vice President of Lending or any officer of the Association assigned by the President. Pursuant to OTS regulations, loans to one borrower cannot, subject to certain exceptions, exceed 15% of the Association's unimpaired capital and surplus. At December 31, 1997, the loans to one borrower limitation was $15.0 million.

     Loan Servicing. The Association generally services mortgage loans in its own portfolio but relies upon third party loan servicers for the servicing of purchased loans as such loans are purchased on a servicing released basis. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgage premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Association currently does not purchase servicing rights related to mortgage loans originated by other institutions. To date, the substantial majority of loans purchased by the Association has been purchased on a servicing released basis. At December 31, 1997, the Association had $203.4 million of loans serviced by others and $106.6 million of loans serviced by the Association.

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

     For regulatory purposes, when an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. The general valuation allowance, which is a regulatory term, represents a loss allowance which has been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. For financial reporting purposes, the Company follows the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," an amendment of SFAS
114. SFAS 114 addresses the accounting by creditors for impairment of loans by specifying how reserves for credit losses related to certain loans should be measured. SFAS 118 rescinds SFAS 114 rules to permit a creditor to use existing methods for recognizing interest income on impaired loans and eliminated the income recognition provisions of SFAS 114.

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

     The Association's Mortgage Servicing Department reviews the Association's loans on a monthly basis and provides delinquency reports to the President. The Association's Asset Classification Committee meets on a quarterly basis and classifies assets in accordance with the management guidelines described above. Real Estate Owned is classified as Substandard. At December 31, 1997, the Association had $1.6 million of assets classified as Substandard, $6,000 of assets classified as Doubtful and $13,000 of assets classified as Loss.

     The Association generally requires appraisals on an annual basis on foreclosed properties and at other times as deemed necessary by management. The Association also conducts external inspections on commercial real estate properties, foreclosed properties and other properties as deemed necessary. At December 31, 1997, the Association had no foreclosed real estate in its portfolio.

     The following table sets forth delinquencies in the Association's loan portfolio as of the dates indicated:

                                                         At December 31, 1997                          At December 31, 1996
                                          --------------------------------------------------  --------------------------------------
                                                  30-89 Days               90 Days or More        30-89 Days       90 Days or More
                                          -----------------------------   ------------------  ------------------  ------------------
                                                              Principal            Principal           Principal           Principal
                                           Number              Balance     Number   Balance    Number   Balance    Number   Balance
                                          of Loans            of Loans    of Loans  of Loans  of Loans  of Loans  of Loans  of Loans

                                          --------            ---------   -------- ---------  -------- ---------  -------- ---------
                                                                          (Dollars in thousands)
Mortgage loans:
   One- to four-family.....                    48               $  870       28     $  720       60     $1,175       38      $ 537
   Multi-family............                    --                   --       --         --       --         --        1         97
   Commercial..............                    --                   --       --         --       --         --       --         --

Consumer:
   Home equity.............                    48                1,229       28        930        6         59        6         73
   Education...............                    22                   49       27         69       17         41        8        163

Other loans:
Unsecured personal loans...                    11                   26       10         14       14         23       11         26
                                              ---               ------       --     ------       --     ------       --      -----
Total......................                   129               $2,174       93     $1,733       97     $1,298       64      $ 896
                                              ===               ======       ==     ======       ==     ======       ==      =====
Delinquent loans to total
 gross loans...............                                       0.70%               0.56%               0.55%               0.38%

                                                           At December 31, 1995
                                           ---------------------------------------------------
                                                     30-89 Days            90 Days or More
                                           ---------------------------------------------------
                                                               Principal             Principal
                                            Number              Balance     Number   Balance
                                           of Loans            of Loans    of Loans  of Loans
                                           --------            ---------   --------  ---------
                                                        (Dollars in thousands)
Mortgage loans:
   One- to four-family.....                    67               $  909       49     $  727
   Multi-family............                    --                   --        1          8
   Commercial..............                    --                   --       --         --

Consumer  loans:
   Home equity.............                     7                   75        5        116
   Education...............                   142                  309      129        593

Other loans:
Unsecured personal loans...                     5                   12        9         16
                                              ---               ------      ---     ------
Total......................                   221               $1,305      193     $1,460
                                              ===               ======      ===     ======
Delinquent loans to total
   gross loans.............                                       0.71%               0.80%

     Non-Performing Assets. General. The following table sets forth information regarding non-accrual loans and real estate owned ("REO"). At December 31, 1997, the Association had no REO properties. It is the policy of the Association to cease accruing interest on loans 90 days or more past due and charge off all accrued interest upon foreclosure or deed-in-lieu of foreclosure. For the years ended December 31, 1997, 1996, 1995, 1994 and 1993, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $72,000, $37,000, $59,000, $48,000 and $55,000, respectively.

                                                             At December 31,
                                              ---------------------------------------------
                                                1997    1996     1995     1994       1993
                                              -------  -----   -------  -------    --------
                                                          (Dollars in thousands)
Non-accrual loans:
   Mortgage loans:
     One- to four-family....................  $  720   $ 537   $  727   $  753      $  854
     Multi-family...........................      --      97        8       --          --
     Construction and development...........      --      --       --       --          --
     Commercial.............................      --      --       --       --         237
   Consumer loans:
     Home equity............................     930      73      116      125          35
     Education..............................      69     163      593      329         171
   Other loans:
     Unsecured personal loans...............      14      26       16       31          14
                                              ------   -----   ------   ------      ------
       Total non-accrual loans..............   1,733     896    1,460    1,238       1,311
Real estate owned, net(3)...................      --      --       --       17          17
                                              ------   -----   ------   ------      ------
     Total non-performing assets............  $1,733   $ 896   $1,460   $1,255      $1,328
                                              ======   =====   ======   ======      ======

Allowance for loan losses as a percent
  of gross loans receivable(1)..............    0.43%   0.44%    0.45%    0.55%       0.58%
Allowance for loan losses as a percent of
  total non-performing loans(2).............   76.28% 115.07%   56.30%   67.73%      63.70%
Non-performing loans as a
   percent of gross loans receivable(1)(2)..    0.56%   0.38%    0.81%    0.81%       0.90%
Non-performing assets as a percent of
   total assets(2)..........................    0.22%   0.14%    0.28%    0.27%       0.27%

--------------------
(1) Gross loans includes loans receivable held for investment and loans receivable held for sale, less undisbursed loan funds and deferred loan fees.
(2)   Non-performing assets consist of non-performing loans and REO.
(3)   REO balances are shown net of related loss allowances.


  Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The Board of Directors' Asset Classification Committee reviews and approves the loan loss reserve on a quarterly basis. The allowance is based upon a number of factors, including current regional and national economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 1997, the

Association's allowance for loan losses was 0.43% of total loans as compared to 0.44% as of December 31, 1996. The Association had non-accrual loans of $1.7 million and $896,000 at December 31, 1997 and December 31, 1996, respectively. The Association will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

  The following table sets forth activity in the Association's allowance for loan losses for the periods indicated.

                                     At or For the Years Ended December 31,
                                   -----------------------------------------
                                     1997     1996    1995    1994     1993
                                   ------   -------  ------  ------   ------
                                             (Dollars in thousands)
Balance at beginning of period...  $1,031   $  822   $ 850   $ 846     $ 751

Provision for loan losses........     300      210      --      --       180

Charge-offs:

   Mortgage loans:

        One- to-four-family......       9       --       8      31        20

        Multi-family.............      --       --      --      --        --

        Commercial...............      --       --      --      --        45

   Consumer loans:

        Education................      31        5       5      --       215

   Other loans...................      38       15      22       8        11
                                   ------   ------   -----   -----     -----
             Total...............      78       20      35      39       291

Recoveries.......................      69       19       7      43       206
                                   ------   ------   -----   -----     -----
Net (charge-offs) recoveries.....      (9)      (1)    (28)      4       (85)
                                   ------   ------   -----   -----     -----
Balance at end of period.........  $1,322   $1,031   $ 822   $ 850     $ 846
                                   ======   ======   =====   =====     =====
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period..    0.00%    0.00%   0.02%   0.00%     0.06%
                                   ======   ======   =====   =====     =====

     The following tables set forth the Association's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                      At December 31,
                             --------------------------------------------------------------------------------------------------
                                           1997                          1996                            1995
                             -------------------------------- ------------------------------  ---------------------------------
                                                    Percent                         Percent                           Percent
                                                    of Loans                        of Loans                          of Loans
                                        Percent of  in Each           Percent of    in Each           Percent of      in Each
                                        Allowance  Category            Allowance   Category            Allowance      Category
                                         to Total   to Total           to Total    to Total            to Total       to Total
                              Amount     Allowance   Loans    Amount   Allowance     Loans    Amount   Allowance       Loans
                             --------   ---------- --------- -------  ----------   ---------  ------  ----------     ---------
                                                                (Dollars in thousands)
Mortgage loans:

   One- to four-family.....   $  624      47.20%     69.37%  $  706      68.48%     75.89%    $429      52.19%         66.79%
   Multi-family............      100       7.56       1.86      117      11.35       2.87      103      12.53           3.93
   Commercial..............       14       1.06       1.41       15       1.45       2.15       16       1.95           1.79
     Construction and             23       1.74       0.96       27       2.62       1.51       45       5.47           3.21
      development..........

Consumer loans:
   Home equity.............      530      40.09      19.07      145      14.06       9.43      118      14.35          10.99
   Education...............       --         --       6.08       --         --       6.55       89      10.83          11.32

Other loans:
     Unsecured personal
      loans................       31       2.35       0.51       21       2.04       0.65       22       2.68           0.68
     Loans on savings
      accounts.............       --         --       0.70       --         --       0.88       --         --           1.18
     Other loans...........       --         --       0.04       --         --       0.07       --         --           0.11
                              ------     ------     ------   ------     ------     ------     ----     ------         ------
          Total valuation
           allowance.......   $1,322     100.00%    100.00%  $1,031     100.00%    100.00%    $822     100.00%        100.00%
                              ======     ======     ======   ======     ======     ======     ====     ======         ======


                                                     At December 31,
                             ---------------------------------------------------------------------
                                            1994                             1993
                             ------------------------------- -------------------------------------
                                                    Percent
                                                    of Loans                          Percent
                                        Percent of  in Each             Percent of    of Loans
                                        Allowance   Category            Allowance     in Each
                                         to Total   to Total             to Total     Category
                              Amount     Allowance   Loans   Amount     Allowance   to Total Loans
                             --------   ----------  -------- ------     ----------  --------------
                                                (Dollars in thousands)
Mortgage loans:
   One- to four-family.....   $  324      38.12%     67.15%  $  513      60.63%     67.48%
   Multi-family............      107      12.59       5.26      105      12.41       5.47
   Commercial..............      171      20.12       1.30       35       4.14       1.70
     Construction and             27       3.18       3.08       77       9.10       5.35
      development..........

Consumer loans:
   Home equity.............      151      17.76      11.34       85      10.05      10.80
   Education...............       49       5.76       9.35       18       2.13       6.64

Other loans:
     Unsecured personal           21       2.47       0.83       13       1.54       0.90
      loans................
     Loans on savings             --         --       1.54       --         --       1.42
      accounts.............
     Other loans...........       --         --       0.15       --         --       0.24
                              ------     ------     ------   ------     ------     ------
          Total valuation     $  850     100.00%    100.00%  $  846     100.00%    100.00%
           allowance.......   ======     ======     ======   ======     ======     ======

     Real Estate Owned. At December 31, 1997, the Association had no REO properties. When the Association acquires property through foreclosure or deed-in-lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property. Thereafter, if there is a further deterioration in value, the Association provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Association to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Association's policy to require appraisals on a periodic basis on foreclosed properties and conduct inspections on foreclosed properties.

Investment Activities

     The Company can invest in common and preferred stocks, limited partnerships and all investments the Association is permitted to invest in. Anything other than that requires Board of Directors approval. Federally-chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally-chartered savings institution is otherwise authorized to make directly. Additionally, the Association must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Association has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

     The investment policy of the Association, as approved by the Board of Directors, generally requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk as a complement to the Association's lending activities. The Association's current investment policy provides that the Association may invest in the following types of securities: U.S. Government and federal government-sponsored agency debt securities, short-term money market instruments, mutual funds which primarily invest in mortgage-backed securities and which also qualify as liquid assets under the OTS regulations, federal funds and U.S. government sponsored agency issued mortgage-backed and mortgage-related securities, investment grade corporate debt obligations and other investments as authorized by the OTS and as may be approved by the Board of Directors. At December 31, 1997, the Association's investment securities generally consisted of government-sponsored agency debt securities (primarily issued by FHLB, FNMA and FHLMC), U.S. Treasuries, investment grade corporate debt securities, commercial paper and mutual fund securities. At such date its mortgage-backed securities portfolio generally consisted of fixed- and adjustable-rate mortgage-backed securities issued by the FNMA, GNMA and FHLMC and its mortgage-related securities portfolio consisted of fixed- and adjustable-rate CMOs backed by FNMA and FHLMC.

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

     As required by SFAS 115, the Association has established an investment portfolio of securities that may be categorized as held to maturity, available for sale or held for trading. As of December 31, 1997, all of the Association's securities were categorized as available for sale.

     Mortgage-Backed Securities. At December 31, 1997, the Association had $212.7 million in mortgage-backed securities, or 27.1% of total assets, which generally consisted of mortgage-backed securities guaranteed by GNMA or insured by either FNMA or FHLMC. Mortgage-backed securities generally yield less than the mortgage loans that underlie such securities because of the cost of payment guaranties or credit enhancement that result in nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Association. In general, mortgage-backed securities issued or guaranteed by FNMA and FHLMC and certain AA-rate and AAA-rated mortgage-backed pass through securities are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighing of 50% to 100% for whole residential mortgage loans. These types of securities allow the Association to optimize regulatory capital to a greater extent than non-securitized whole loans. See "Regulation and Supervision - Federal Savings Institution Regulation - Capital Requirements" for a discussion of the OTS risk-based capital requirement.

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

     Mortgage-Related Securities. At December 31, 1997, the Association had $71.5 million of mortgage-related securities, or 9.1% of total assets, consisting of CMOs issued by FHLMC and FNMA. CMOs are a type of debt security issued by a special purpose entity that aggregates pools of underlying fixed- and adjustable-rate mortgages or mortgage-backed securities and create different classes of CMO securities with different maturities and, in some cases, amortization schedules as well as residual interest with each such class possessing different risk characteristics. The cash flows from the underlying collateral is generally divided into "tranches" or "classes" whereby such tranches have descending priorities with respect to the distribution of principal repayments from the underlying mortgages or mortgage-backed securities. In contrast to mortgage-backed securities in which cash flow is received (and, accordingly, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. Accordingly, CMOs attempt to moderate the reinvestment risk associated with conventional mortgage-backed securities when prepayments of the mortgages underlying such securities prepay faster than anticipated. CMOs are issued by special purpose entities formed by government-sponsored agencies, such as FNMA or FHLMC, and private issuers, however, the Association generally only invests in CMOs issued by government-sponsored agencies which are collateralized by mortgage-backed securities.

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

     Corporate Debt Obligations. At December 31, 1997, the Association had $24.2 million of corporate debt obligations, or 3.1% of total assets. The Association's investments in corporate debt obligations, as of December 31, 1997, generally consisted of short term debt obligations issued by large and medium sized U.S. and multinational corporate issuers. The Association's policies require all corporate debt obligations purchased by the Association to be denominated in dollars and be rated in one of the four highest categories by a nationally recognized rating agency and the average maturity of such securities may not exceed six years.

     Investments in corporate debt obligations and commercial paper involve credit risk as they are not insured or guaranteed by the U.S. government or any agency thereof, generally not secured by collateral and generally rely upon future income from the operations of the issuer for repayment of principal and interest.

     GNMA Forward Commitments. As part of its investment activities, the Association also enters into forward commitment contracts with securities brokers to purchase mortgage-backed securities issued by GNMA typically up to six months in advance of the purchase date. The Association generally enters into two forms of GNMA forward commitment contracts, one which requires the Association to purchase a fixed amount of securities and one which requires the Association to purchase $2 million of such securities on a firm commitment basis at a one percent discount and, at the option of the seller, $4 million more of the same securities. These forward commitment contracts may be sold in the open market. The Association's policies limit the aggregate amount of GNMA forward commitments in which the Association may engage at any one time to 15% of the Association's assets and limits the maximum amount of such commitments with any one broker to $20 million. The Association utilizes these GNMA forward commitment contracts in periods when it believes the interest rates on the underlying securities are appropriate for the Association's interest rate risk management. For budgeting purposes, the Association reserves funding to cover all outstanding commitments for the maximum amount of securities which it may have to purchase but, in accordance with GAAP, records such purchase at the time of the actual purchase. Accordingly, the GNMA forward commitment contracts are reflected as off-balance sheet commitments. As of December 31, 1997, the Association had outstanding forward and standby commitment contracts to purchase up to $42.0 million of GNMA mortgage-backed securities which had interest rates ranging from 7.0% to 7.5% and were to be purchased between one to eight months in the future.

     The Association's GNMA forward commitment contract activity involves a degree of interest rate risk in that if market interest rates increase from the time of the commitment to the time of purchase, the Association will generally be required to purchase below market rate instruments or will generally incur a loss if it chooses to purchase and resell such securities. In an attempt to minimize the interest rate risk associated with this activity, the Association may "pair off" such forward commitment contracts with forward sale contracts whereby the Association commits to sell similar securities on the same date with the same yield. During the fiscal years ended December 31, 1997, 1996 and 1995, the Association had net gains from such activity of $79,000, $54,000 and $207,000, respectively.

     U.S. Government Securities. At December 31, 1997, the Company had $77.1 million of U.S. Government agency securities, or 9.8% of total assets. All government securities are issued directly by the U.S. government, either through the Treasury Department or through one of the many federal agencies created by Congress. U.S. Treasury Securities are issued by the Treasury Department and are backed by the full faith and credit of the U.S. government.

     Marketable Equity Securities. At December 31, 1997 the Company had $36.7 million of marketable equity securities, or 4.7% of total assets. This included $14.0 million of adjustable rate mortgage mutual funds, which are backed by FNMA, GNMA or FHLMC. This remaining amount was invested in money market mutual funds, preferred stock and bank equities.

     The following table sets forth the composition of the Association's investment, mortgage-backed and mortgage-related securities portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                      At December 31,
                                         -------------------------------------------------------------------------
                                                   1997                1996                       1995
                                         -------------------- --------------------     ---------------------------
                                                     Percent              Percent                         Percent
                                          Amount    of Total   Amount    of Total        Amount           of Total
                                         ---------  --------  --------   --------      ---------         ---------
                                                                (Dollars in thousands)
Investment securities available for
 sale:
     Marketable equity securities(1).    $ 36,660      8.42%  $ 29,730      8.17%      $ 22,659             9.45%
     U.S. Government Agency debt.....      77,178     17.72     48,499     13.34         20,013             8.34
     Municipal Obligations...........      13,278      3.05      8,889      2.44          1,503              .62
     Corporate obligations...........      23,910      5.49     17,298      4.76         26,671            11.12
     U.S. Treasury...................          --        --     15,037      4.13             --               --
                                         --------    ------   --------    ------       --------           ------
           Total investment
            securities...............     151,026     34.68    119,453     32.84         70,846            29.53
                                         --------    ------   --------    ------       --------           ------
Mortgage-backed and mortgage
    related securities available for
     sale:
   FHLMC.............................      17,797      4.09     23,107      6.35         29,101            12.13
   FNMA..............................      20,285      4.66     20,092      5.52          4,713             1.97
   GNMA..............................     172,435     39.60    127,732     35.11         84,162            35.09
   CMOs..............................      71,595     16.44     72,303     19.87         50,716            21.15
                                         --------    ------   --------    ------       --------           ------
       Total mortgage-backed and
              mortgage-related
               securities............     282,112     64.79    243,234     66.85        168,692            70.34
                                         --------    ------   --------    ------       --------           ------
Plus:
     Unamortized premium (discount)..       2,288      0.53      1,142      0.31            301             0.13
                                         --------    ------   --------    ------       --------           ------
          Total securities, net......     435,426    100.00%   363,829    100.00        239,839           100.00
                                         --------    ------   --------    ------       --------           ------

------------------------
(1) At December 31, 1997, marketable equity securities consisted of $31.6 million of mutual funds backed by adjustable-rate mortgage-backed securities, corporate debt, corporate bonds, or government bonds; $1.6 million of FHLMC stock, $61,000 of Student Loan Market Association stock, $418,000 of FNMA stock and $3.0 million of bank equities.

     The following table sets forth the Association's investment, mortgage-backed and mortgage-related securities activities for the periods indicated:

                                                                                                             For the Years
                                                                                                           Ended December 31,
                                                                                                    ------------------------------
                                                                                                       1997      1996       1995
                                                                                                    --------   --------   --------
                                                                                                           (In thousands)
Beginning balance.......................................................................            $363,829   $239,839   $296,378
   Investment securities purchased - held
          to maturity...................................................................                  --         --     52,404
   Investment securities purchased -
          available for sale............................................................             135,608    115,072      9,502
    Mortgage-backed and mortgage-related securities
          purchased - held to maturity(3)...............................................                  --         --      9,040
   Mortgage-backed and mortgage-related securities
          purchased - available for sale................................................             119,049    145,461      6,012
   Securities purchased, not settled(2).................................................                  --      5,830     41,953

   Less:
       Sale of investment securities -
            available for sale..........................................................             (86,823)   (43,439)   (13,488)
       Sale of mortgage-backed and mortgage-related
            securities available for sale...............................................             (49,267)   (45,310)   (29,324)
   Securities sold, not settled(2)......................................................                  --         --    (73,062)
          Investment maturities.........................................................             (18,625)   (28,930)   (55,691)
          Principal repayments..........................................................             (34,532)   (20,761)    (9,429)
   Realized gain (loss) on sale of investments,                                                          518
          mortgage-backed and mortgage-related securities...............................                            630     (1,292)
   Amortization of (premium) discount...................................................                (103)       (14)      (410)
   Change in net unrealized gain (loss)                                                                5,772
          on available for sale.........................................................                         (4,549)     7,246
                                                                                                    --------   --------   --------
Ending balance(1).......................................................................            $435,426   $363,829   $239,839
                                                                                                    ========   ========   ========

------------------
(1) Certain noncash transactions are included in the investment activity.
(2) The Association conducted sale and purchase activity of securities which had not yet settled as of the period end.
(3) On December 15, 1995, the Association transferred all of its securities categorized as held to maturity to its available for sale portfolio.

     The following table sets forth certain information regarding the carrying and market values of the Association's short-term investments (consisting of federal funds sold and interest-bearing demand deposits) and investments, mortgage-backed and mortgage-related securities at the dates indicated:

                                                                         At December 31,
                                              --------------------------------------------------------------------
                                                       1997                 1996                    1995
                                              ---------------------  ------------------    -----------------------
                                              Carrying      Market   Carrying   Market      Carrying       Market
                                               Value        Value     Value     Value         Value        Value
                                              --------     --------  --------  --------     ---------     --------
                                                                         (In thousands)
Short-term investments....................... $  5,791     $  5,791  $ 17,542  $ 17,542      $  4,669     $  4,669
                                              --------     --------  --------  --------      --------     --------
Investment securities:
   Available for sale:
      Corporate obligations..................   24,208       24,208    17,354    17,354        26,818       26,818
      U.S. Treasury..........................       --           --    14,949    14,949            --           --
       U.S. government and
           agency obligations................   77,137       77,137    48,420    48,420        20,083       20,083
      Municipal obligations..................   13,260       13,260     8,894     8,894         1,500        1,500
      Marketable equity
       securities(1).........................   36,660       36,660    29,730    29,730        22,659       22,659
                                              --------     --------  --------  --------      --------     --------
       Total available for sale..............  151,265      151,265   119,347   119,347        71,060       71,060
                                              --------     --------  --------  --------      --------     --------
Mortgage-backed and
   mortgage-related securities:
   Available for sale:
      FHLMC..................................   18,148       18,148    23,522    23,522        29,637       29,637
      GNMA...................................  173,806      173,806   128,178   128,178        83,798       83,798
      FNMA...................................   20,742       20,742    20,527    20,527         4,712        4,712
      CMOs...................................   71,465       71,465    72,255    72,255        50,632       50,632
                                              --------     --------  --------  --------      --------     --------
       Total available for sale..............  284,161      284,161   244,482   244,482       168,779      168,779
                                              --------     --------  --------  --------      --------     --------
Total short-term investments, investment
 securities, mortgage-backed and
 mortgage-related securities................. $441,217     $441,217  $381,371  $381,371      $244,508     $244,508
                                              ========     ========  ========  ========      ========     ========

--------------------
(1) At December 31, 1997, marketable equity securities consisted of $31.6 million of mutual funds backed by adjustable-rate mortgage-backed securities, corporate debt, corporate bonds or government bonds; $1.6 million of FHLMC stock, $61,000 of Student Loan Market Association stock, $418,000 of FNMA Stock and $3.0 million of bank equities.

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Association's short-term investments (consisting of federal funds sold and interest-bearing demand deposits), investment securities and mortgage-backed and mortgage related securities as of December 31, 1997.

                                                                       At December 31, 1997
                              ------------------------------------------------------------------------------------------------------
                                                      More than One         More than Five
                                One Year or Less    Year to Five Years    Years to Ten Years  More than Ten Years       Total
                              -------------------  --------------------  -------------------  -------------------  -----------------
                                         Weighted              Weighted             Weighted             Weighted           Weighted
                              Carrying    Average  Carrying    Average   Carrying   Average   Carrying   Average   Carrying  Average
                               Value      Yield     Value       Yield      Value     Yield     Value      Yield      Value   Yield
                              --------   --------  --------    --------  --------   --------  --------   --------  -------- --------
                                                       (Dollars in thousands)
Short-term investments.....   $ 5,791      5.45%  $     --        --%  $     --        --%  $     --        --%    $  5,791    5.45%

Investment securities:
   Available for Sale:
     U.S. Government
      agency securities....    11,398      5.48     27,717      6.25      4,037      7.04     33,985      7.42       77,137    6.69

     Municipal obligations.        --        --      3,704      4.18        674      4.65      8,882      5.26       13,260    4.92
     Corporate obligations.     4,304      6.30     19,904      6.31         --        --         --        --       24,208    6.31
     Marketable equity
      securities...........    30,032      6.59         --        --         --        --         --        --       30,032    6.59
     Common Stock..........     6,628        --         --        --         --        --         --        --        6,628      --
                              -------      ----    -------      ----     ------     -----    -------      ----     --------    ----
     Total investment
      securities...........    52,362        --     51,325      6.12      4,711      6.70     42,867      6.97      151,265    6.16
                              -------      ----    -------      ----     ------     -----    -------      ----     --------    ----
Mortgage-backed and mortgage-related
   securities:
   Available for Sale:
       GNMA................        --        --         --        --         --        --    173,806      7.68      173,806    7.68
       FNMA................        --        --      2,888      6.60        383      7.22     17,471      6.66       20,742    6.66
       FHLMC...............        --        --     13,918      6.70         --        --      4,230      7.51       18,148    6.89
       CMOs................        --        --         --        --         --        --     71,465      6.76       71,465    6.76
                              -------      ----    -------      ----     ------     -----    -------      ----     --------    ----
       Total
        mortgage-backed
        and mortgage-
          related
           securities......        --        --     16,806      6.68        383      7.22    266,972      7.36      284,161    7.32
                              -------      ----    -------      ----     ------     -----    -------      ----     --------    ----
Total short-term
 investments, investment
   securities,
    mortgage-backed
    securities
and mortgage-related
 securities................   $58,153              $68,131               $5,094            $309,839               $441,217
                              =======              =======               ======            ========               ========

Sources of Funds

  General. Deposits, loan repayments and prepayments, proceeds from sales of loans, principal and interest payments on investment and mortgage-backed and mortgage-related securities, cash flows generated from operations and FHLB advances are the primary sources of the Association's funds for use in lending, investing and for other general purposes.

  Deposits. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of savings, NOW accounts, checking accounts, money market accounts and certificate accounts.
For the year ended December 31, 1997, core deposits represented 52.1% total average deposits. The flow of deposits is influenced significantly by general and regional economic conditions, changes in money market rates, prevailing interest rates and competition. The Association's deposits are obtained predominantly from the areas in which its branch offices are located. To attract and retain deposits, the Association relies primarily on pricing its deposit products at a competitive rate providing customer service and its long-standing relationships with customers; however, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. The Association uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. Certificate accounts in excess of $100,000 are not actively solicited by the Association and the Association does not currently use brokers to obtain deposits. During the year ended December 31, 1997, the Association's balance of passbook accounts increased by $570,000, or 0.4%, and its balance of certificates of deposits increased by $9.9 million, or 4.4%. The increase in certificates of deposit resulted from the Association's raising of the rate paid on certificates accounts during 1997 which caused depositors to invest in certificates of deposit.

  At December 31, 1997, certificate accounts with maturities of one year or less totalled $15.9 million, or 3.4% of total deposits. While the Association believes that, based on the Association's historical deposit outflow activity, the substantial majority of such accounts will remain with the Association, if a material amount of such accounts were not renewed it could have a material adverse impact on the liquidity and cash flows of the Association and may result in increased interest expense in the event the Association paid higher rates to attract and retain deposit accounts or increased its utilization of higher cost borrowings to fund its liquidity needs.

  The following table presents the deposit activity of the Association for the periods indicated:

                                                 For the Years Ended December 31,
                                                 --------------------------------
                                                     1997      1996      1995
                                                   -------   -------  --------
                                                         (In thousands)
Net deposits (withdrawals).....................    $(5,316)  $ 8,551  $(13,864)
Interest credited on deposit accounts..........     17,904    16,145    15,972
                                                   -------   -------  --------
Total increase (decrease) in deposit accounts..    $12,588   $24,696  $  2,108
                                                   =======   =======  ========

  At December 31, 1997, the Association had $15.9 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                Weighted
     Maturity Period               Amount     Average Rate
--------------------------   -----------     --------------
                             (Dollars in
                              thousands)
Three months or less......      $ 1,560          5.08%

Over 3 through 6 months...        2,189          5.69

Over 6 through 12 months..        3,561          5.79

Over 12 months............        8,564          6.21
                                -------
Total.....................      $15,874
                                =======

     The following table sets forth the distribution of the Association's average deposit accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented. Averages for the periods presented utilize average month-end balances.

                                                               For the Years Ended December 31,
                              -------------------------------------------------------------------------------------------------
                                            1997                            1996                             1995
                              ------------------------------   ------------------------------   -------------------------------
                                         Percent                          Percent                          Percent
                                         of Total   Weighted              of Total   Weighted              of Total    Weighted
                              Average    Average     Average   Average    Average    Average    Average    Average     Average
                              Balance    Deposits     Cost     Balance    Deposits     Cost     Balance    Deposits     Cost
                              -------    --------   --------   -------    --------   --------   -------    --------    --------
                                                                    (Dollars in thousands)
Money market savings          $ 16,152      3.54%      2.46%   $ 16,397      3.86%      2.50%   $ 18,496      4.38%      2.51%
 accounts..................

Passbook accounts..........    160,155     35.12       3.00     162,636     38.34       3.01     170,151     40.30       3.00

NOW accounts...............     28,339      6.21       1.95      24,475      5.77       2.03      23,414      5.54       1.98

Non-interest-bearing
 accounts..................     21,784      4.78         --      19,288      4.55         --      16,311      3.86         --
                              --------    ------     ------    --------    ------     ------    --------    ------     ------
       Total...............    226,430     49.65       2.54     222,796     52.52       2.60     228,372     54.08       2.64
                              --------    ------     ------    --------    ------     ------    --------    ------     ------

Certificate accounts:

  Less than six months.....        719      0.16       3.83         622      0.15       3.62         738      0.18       3.88

  Over six through 12
   months..................     76,267     16.72       4.90      89,627     21.13       4.97      92,260     21.85       5.21

  Over 12 through 24 months     46,772     10.26       5.97      16,377      3.86       6.12       7,573      1.79       5.20

  Over 24 months...........     60,664     13.30       5.98      52,501     12.37       5.90      52,241     12.37       5.75

   IRA/KEOGH...............     45,198      9.91       5.65      42,272      9.97       5.50      41,073      9.73       5.44
                              --------    ------     ------    --------    ------     ------    --------    ------     ------
       Total certificate
       accounts............    229,620     50.35       5.53     201,399     47.48       5.40     193,885     45.92       5.39
                              --------    ------     ------    --------    ------     ------    --------    ------     ------
       Total average
       deposits............   $456,050    100.00%      4.05%   $424,195    100.00%      3.93%   $422,257    100.00%      3.90%
                              ========    ======       ====    ========    ======       ====    ========    ======       ====

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1997.

                           Period to Maturity from December 31, 1997             At December 31,
                       --------------------------------------------------  --------------------------
                       Less than    One to        Two to          Over
                        One Year   Two years    Three years   Three years   1997      1996      1995
                       ---------   ---------    -----------   -----------  ------    ------    ------
                                                      (In thousands)
Certificate accounts:

0  to 2.99%..........  $    --     $    --     $     --     $     --      $     --   $    --   $    --

3.00 to 3.99%........    1,360          --           --           --         1,360     1,322     5,771

4.00 to 4.99%........    8,017          --           10           26         8,053    87,668    56,479

5.00 to 5.99%........   90,835      24,620       11,969        5,924       133,348    68,477    82,580

6.00 to 6.99%........   42,213      20,781        9,691        2,693        75,378    51,103    39,846

7.00 to 7.99%........      871       3,217       11,845          794        16,727    16,410    15,160

8.00 to 8.99%........       27          --           --        1,070         1,097     1,118       992

Over 9.00%...........       --          --           --           --            --        --        --
                      --------     -------      -------      -------      --------  --------  --------
   Total............  $143,323     $48,618      $33,515      $10,507      $235,963  $226,098  $200,828
                      ========     =======      =======      =======      ========  ========  ========

     Borrowings. The Association utilizes advances from the FHLB as an alternative to retail deposits to fund its operations and may do so in the future as part of its operating strategy. These FHLB advances are collateralized primarily by certain of the Association's mortgage loans and mortgage-backed securities and secondarily by the Association's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Association, fluctuates from time to time in
accordance with the policies of the OTS and the FHLB.   At December 31, 1997,
the Association had $137.2 million in short-term and $56.0 million in long-term outstanding advances from the FHLB.

     The following table sets forth certain information regarding the Association's short-term borrowed funds at or for the periods ended on the dates indicated:

                                                                At or For the Year
                                                                Ended December 31,
                                                            --------------------------
                                                              1997       1996     1995
                                                            --------   -------   -----
                                                              (Dollars in thousands)
FHLB advances:

   Average balance outstanding..............                $149,246   $ 8,204   $ 125
                                                            ========   =======   =====
   Maximum amount outstanding at
         any month-end during the period....                 195,398    37,525      --
                                                            ========   =======   =====

   Balance outstanding at end of period.....                 193,237    37,525      --
                                                            ========   =======   =====

   Weighted average interest rate
         during the period..................                    5.86%     5.48%   6.39%
                                                            ========   =======   =====

   Weighted average interest rate at end
           of period........................                    6.04%     5.56%     --%
                                                            ========   =======   =====

     At December 31, 1997, the Association also maintained securities sold under agreements to purchase of $5.0 million. Securities sold under agreements to repurchase are collateralized by mortgage-backed securities. The $5.0 million is comprised of one commitment with a scheduled maturity of August 26, 1999 at an interest rate of 6.25%.

Subsidiary Activities

     Great American Financial Services, Inc. is a wholly-owned subsidiary of the Association, which currently does not conduct any activities.

Personnel

     As of December 31, 1997, the Association had 176 authorized full-time employee positions and 60 authorized part-time employee positions. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good.


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

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank

Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Federal Savings Institution Regulation

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio.
In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage
(core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I
(core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1997, the Association met each of its capital requirements and it is anticipated that the Association will not be subject to the interest rate risk component.

     The following table presents the Association's capital position at December 31, 1997.

                                                            Capital
                                          Excess      --------------------
                   Actual   Required    (Deficiency)   Actual     Required
                   -------  --------    ------------  -------     --------
                                  (Dollars in thousands)
Tangible.........   95,895    11,422       84,474     12.59%       1.50%

Core (Leverage)..   95,895    22,844       73,052     12.59%       3.00%

Risk-based.......   97,217    23,040       74,178     33.76%       8.00%

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMELS rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Association are presently insured by the SAIF. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Association, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Association as an expense in the quarter ended September 30, 1996 and was generally tax deductible. The SAIF Special Assessment recorded by the Association amounted to $2.8 million on a pre-tax basis and $1.8 million on an after-tax basis.

     The Funds Act also spread the obligations for payment of the FICO bonds across all SAIF and Bank Insurance Fund ("BIF") members. The BIF is the fund which primarily insures commercial bank deposits. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of approximately 1.3 basis points, while SAIF deposits pay approximately 6.4 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     The Association's assessment rate for fiscal 1997 was 6.5 basis points and the premium paid for this period was $282,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association.

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

     Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow federal savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with some limited grandfathering, including for savings and loan holding company activities. The grandfathering would be lost under certain circumstances such as a change in control of the Company. The Company is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1997, the Association's limit on loans to one borrower was $15.0 million. At December 31, 1997, the Association's largest aggregate outstanding balance of loans to one borrower was $2.2 million.

     QTL Test.  The HOLA requires savings institutions to meet a QTL test.
Under the QTL test, a savings and loan association either must qualify as a "domestic building and loan association" as defined in the Internal Revenue Code or is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1997, the Association maintained 97.8% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1997, the Association was a Tier 1 Bank.

     Liquidity. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 5% for fiscal 1997, but is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. During 1997, OTS regulations also required each savings institution to maintain an average daily balance of short-term liquid assets of at least 1% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The OTS has recently lowered the liquidity requirement from 5% to 4% and eliminated the 1% short term liquid asset
requirement.   The Association's liquidity ratio for December 31, 1997 was
21.9%, which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31, 1997 totaled $136,000.

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

     Transactions with Related Parties. The Association's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for most of 1997 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $49.3 million, the reserve requirement was $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Association maintained compliance with the foregoing requirements. For 1998, the Federal Reserve Board has decreased from $49.3 to $47.8 million the amount of transaction accounts subject to the 3% reserve requirement and to increase the amount of exempt reservable balances from $4.4 million to $4.7 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.


                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Association report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has not been audited by the IRS since 1997, which covered the tax years up to 1995. For its 1997 taxable year, the Association is subject to a maximum federal income tax rate of 34.0%.

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

     Under the 1996 Act, for its current and future taxable years, the Association is not permitted to make additions to its tax bad debt reserves. In addition, the Association is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 other than its supplemental reserve for losses on loans, if any over the balance of such reserves as of December 31, 1987 (or a lesser amount since the Association's loan portfolio decreased since December 31,
1987). As a result of such recapture, the Association will not incur any additional tax liability. As of December 31, 1997, the Association had deferred tax liabilities of $765,000 recorded for the tax bad debt reserve. The Association will pay this liability beginning in 1999 over a four year period.

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

     The Company is subject to the Corporate Net Income Tax and the Foreign Franchise Tax of the Commonwealth of Pennsylvania.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Additional Item.  Executive Officers of the Registrant.
------------------------------------------------------

     The following table sets forth certain information regarding the executive officers of the Company and the Association who are not also directors.

         Name           Age at 12/31/97                   Position
---------------------   ---------------  ------------------------------------------

Lawrence A. Michael           48         Secretary of the Company and Vice
                                         President and Secretary of the Association


Raymond  G. Suchta            49         Chief Financial Officer and Treasurer
                                         of the Company and Vice President
                                         and Chief Financial Officer of the
                                         Association


Aaron T. Flaitz, Jr.          47         Vice President and Assistant Secretary
                                         of the Association


Norman A. Litterini           56         Vice President - Lending of the
                                         Association


Wayne A. Callen               48         Vice President - Data Processing of the
                                         Association


Judith A. Stoeckle            57         Vice President - Systems Coordinator
                                         of the Association


Richard M. Collins            38         Vice President - Commercial Lending
                                         of the Association (started employment
                                         January 2, 1998)

Item 2.  Properties.

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

                                                             Net Book Value
                                       Original              of Property or
                                         Year                   Leasehold
                               Leased   Leased    Date of    Improvements at
                                 or       or       Lease      December 31,
           Location            Owned   Acquired  Expiration       1997
-----------------------------  ------  --------  ----------  ---------------

Executive/Home Office:

Whitehall
4750 Clairton Boulevard
Whitehall, PA 15236..........  Owned       1983           -       $2,322,524

Branch Offices:

Homestead
300 East Eighth Avenue
Homestead, PA  15120.........  Owned       1945           -           30,000

McKeesport
225 Fifth Avenue
McKeesport, PA  15134........  Owned       1966           -          211,830

Clairton
608 Miller Avenue
Clairton, PA  15025..........  Owned       1959           -           44,318

Forest Hills
2210 Ardmore Boulevard
Forest Hills, PA  15221......  Owned       1974           -          234,534

Norwin Hills
8775 Norwin Avenue
North Huntingdon, PA  15642..  Leased      1991        2006            3,934

Elizabeth
548 Rock Run Road
Elizabeth Township, PA
 15018.......................  Owned       1978           -          215,154

Munhall
4600 Main Street
Munhall, PA  15120...........  Owned       1982           -          470,550

Caste Village
Baptist & Grove Roads
Whitehall, PA  15236.........  Leased      1991        2005           14,908

                                                             Net Book Value
                                       Original              of Property or
                                         Year                   Leasehold
                               Leased   Leased    Date of    Improvements at
                                 or       or       Lease      December 31,
           Location            Owned   Acquired  Expiration       1997
-----------------------------  ------  --------  ----------  ---------------
White Oak
1527 Lincoln Way
White Oak, PA  15131.........  Owned       1993           -          186,030

Belle Vernon
100 Sara Way
Belle Vernon, PA 15012.......  Leased      1996        1999          220,516

North Fayette
250 Summit Park Drive
Pittsburgh, PA 15275.........  Leased      1996        1999          202,587

West Mifflin
2251 Century Drive
West Mifflin, PA  15122......  Leased      1996        2000          200,296
                                                                  ----------

   Total.....................                                     $4,357,181
                                                                  ==========

Item 3.   Legal Proceedings.
---------------------------

     The Association is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition and results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Stock Information" and "Stock Price" on the inside back cover of the Registrant's 1997 Annual Report to Stockholders and is incorporated herein by reference.

Item 6.   Selected Financial Data.
---------------------------------

     The above-captioned information appears under "Selected Consolidated Financial and Other Data" in the Registrant's 1997 Annual Report to Stockholders on page 7 and is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations.
---------------------

     The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Stockholders on pages 8 through 18 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

     This information contained in the Section captioned, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management/Interest Rate Sensitivity Analysis" on pages 8 through 10 of the 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.
-----------------------------------------------------

     The Consolidated Financial Statements of GA Financial, Inc. and its subsidiary, together with the report thereon by Coopers & Lybrand L.L.P. appears in the Registrant's 1997 Annual Report to Stockholders on pages 19 through 42 and are incorporated herein by reference.

Item 9.   Changes In and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure.
--------------------

     None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1998, at pages 5 and 6.

Item 11.  Executive Compensation.
--------------------------------

     The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1998, at pages 7 and 8 and pages 12 through 17 (excluding the Executive Compensation Committee Report and Stock Performance Graph).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1998, at pages 3, 5 and 6.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on

April 29, 1998, at pages 17 and 18.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1997 Annual Report to Stockholders.

                                                                        PAGE
                                                                        ----

 Report of Independent Accountants...................................     19

 Consolidated Statements of Financial Condition for the years ended
  December 31, 1997 and 1996.........................................     20

 Consolidated Statements of Income for the
  Years Ended December 31, 1997, 1996 and 1995.......................     21

 Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1997, 1996 and 1995.......................     22

Consolidated Statements of Shareholders' Equity
  for the Years Ended December 31, 1997, 1996 and 1995...............     23

Notes to Consolidated Financial Statements for the
Years Ended December 31, 1997, 1996 and 1995.........................  24-42

          The remaining information appearing in the 1997 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)    Exhibits

       (a)   The following exhibits are filed as part of this report.

              3.1  Certificate of Incorporation of GA Financial, Inc.*
              3.2  Bylaws of GA Financial, Inc.*
              4.0  Stock Certificate of GA Financial, Inc.*
             10.1  GA Financial Inc. 1996 Stock-Based Incentive Plan**
             10.2 Form of Great American Federal Savings and Loan Association Employee Stock Ownership Plan*
             10.3 Form of Employment Agreement between Great American Federal Savings and Loan Association and John G. Micenko*
             10.4  Form of Employment Agreement between GA Financial, Inc.
                   and John M. Kish and John G. Micenko*
             10.5 Form of Change in Control Agreement between Great American Federal Savings and Loan Association and Andrew R. Getsy, Aaron T. Flaitz, Jr., Norman A. Litterini, Wayne A. Callen and Judith A. Stoeckle*
             10.6 Form of Change in Control Agreement between GA Financial, Inc. and Lawrence A. Michael and Raymond G. Suchta*
             10.7  Form of Great American Federal Savings and Loan
                   Association Employee Severance Compensation Plan*
             11.0  Computation of Earnings Per Share (filed herewith)
             13.0  Portions of the 1997 Annual Report to Stockholders
                   (filed herewith)
             21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
             23.0  Consent of Coopers & Lybrand L.L.P.
             27.1  Financial Data Schedule (filed herewith)
             27.2  Restated Financial Data Schedule (filed herewith)
             99.1  Proxy Statement, dated March 27, 1998, for the 1998
                   Annual Meeting of Stockholders

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

CONFORMED                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GA FINANCIAL, INC.


                              By:   /s/ John M. Kish
                                    ----------------------------------------
                                    John M. Kish
                                    Chairman of the Board and
                                    Chief Executive Officer

                                    Date:  March 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                     Title                         Date
----                                     -----                         ----

/s/ John M. Kish            Chairman of the Board and             March 31, 1998
----------------            Chief Executive Officer
John M. Kish                (principal executive officer)


/s/ John G. Micenko         President and Director                March 31, 1998
-------------------
John G. Micenko


/s/ Raymond G. Suchta       Chief Financial Officer               March 31, 1998
---------------------       and Treasurer
Raymond G. Suchta           (principal accounting and
                            financial officer)


/s/ William G. Boyer        Director                              March 31, 1998
--------------------
William G. Boyer


/s/ Thomas E. Bugel         Director                              March 31, 1998
-------------------
Thomas E. Bugel


/s/ Darrell J. Hess         Director                              March 31, 1998
-------------------
Darrell J. Hess


/s/ Thomas M. Stanton       Director                              March 31, 1998
---------------------
Thomas M. Stanton


/s/ David R. Wasik          Director                              March 31, 1998
------------------
David R. Wasik