Form 10-Q
period 1998-03-31
GA FINANCIAL INC/PA
filed 1998-05-13
CIK 1005313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       or

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

                         Commission File Number 1-14154
                                                  -----


                              GA FINANCIAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                                              25-1780835
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (IRS Employer
                                                               Identification
                                                               No.)

4750 CLAIRTON BOULEVARD, PITTSBURGH, PENNSYLVANIA                       15236
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,594,980 shares of common stock, par value $.01 per share, were outstanding as of April 15, 1998.

                               GA FINANCIAL, INC.

                                   FORM 10-Q

                      For the Quarter Ended March 31, 1998


                                     INDEX

                                                                            Page
                                                                            ----

PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements

               Consolidated Statements of Financial Condition -
               March 31, 1998 and December 31, 1997.......................     1

               Consolidated Statements of Income and Comprehensive Income -
               For the Three Months Ended March 31, 1998 and 1997.........     2

               Consolidated Statements of Cash Flows - For the Three
               Months Ended March 31, 1998 and 1997.......................     3

               Notes to Consolidated Financial Statements.......... ......  4- 7

               Report of Independent Accountants..........................     8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................  9-15


PART II:  OTHER INFORMATION...............................................    16

SIGNATURES ...............................................................    17

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
-------  --------------------

GA Financial, Inc.
Consolidated Statements of Financial Condition
March 31, 1998 and December 31, 1997


                                                                                        March 31,1998   Dec. 31, 1997
                                                                                         (Unaudited)
---------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                          (In thousands)
Cash (including interest-bearing demand deposits of $13,313
    in 1998 and $3,291 in 1997)                                                              $ 20,960        $ 10,242
Federal funds sold                                                                              5,450           2,500
Available for sale securities, at fair value:
    Investment securities                                                                     168,503         151,265
    Mortgage-related securities                                                               259,543         284,161
Loans receivable, net                                                                         310,820         287,674
Education loans held for sale                                                                  21,613          18,853
Accrued interest receivable                                                                     6,083           5,977
Federal Home Loan Bank stock                                                                   11,353           9,833
Office, property and equipment                                                                  5,056           5,203
Prepaid expenses and other assets                                                               8,710           8,240
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                 $818,091        $783,948
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing demand deposits                                                          $ 24,862        $ 21,375
Savings accounts                                                                              445,000         440,779
Borrowed funds                                                                                215,791         198,237
Advances from borrowers for taxes and insurance                                                 1,885           1,602
Accrued interest payable                                                                        2,905           1,385
Securities purchased, not settled                                                               8,284               -
Other liabilities                                                                               4,774           4,444
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                             703,501         667,822

Shareholders' Equity:
Preferred stock, (.01 par value); 1,000,000 shares authorized; 0 shares issued                      -               -
Common stock, (.01 par value); 23,000,000 shares authorized;
    8,900,000 shares issued                                                                        89              89
Additional paid in capital                                                                     85,989          85,992
Treasury stock, at cost (1,305,020 shares at March 31, 1998 and
    1,182,130 shares at December 31, 1997)                                                    (21,765)        (19,464)
Unearned employee stock ownership plan (ESOP) shares                                           (6,104)         (6,104)
Unearned recognition and retention plan (RRP) shares                                           (2,868)         (3,107)
Accumulated other comprehensive income                                                          3,170           3,724
Retained earnings                                                                              56,079          54,996
---------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                    114,590         116,126

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $818,091        $783,948
=====================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

GA Financial, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Quarters Ended March 31, 1998 and 1997

                                                                                       For the Quarters Ended
                                                                                             March 31,
                                                                                        1998            1997
                                                                                            (Unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                                          (In thousands)
Interest income:
   Loans, including fees                                                                 $ 6,558        $  4,722
   Mortgage-related securities                                                             4,845           4,645
   Investment securities                                                                   2,487           2,082
   Other                                                                                     149             166
----------------------------------------------------------------------------------------------------------------
   Total interest income                                                                  14,039          11,615
----------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings accounts                                                                        4,614           4,459
   Interest on borrowings                                                                  3,114             954
   Other                                                                                       9              13
----------------------------------------------------------------------------------------------------------------
   Total interest expense                                                                  7,737           5,426
----------------------------------------------------------------------------------------------------------------
   Net interest income before provision for losses on loans                                6,302           6,189
Provision for losses on loans                                                                 90              75
----------------------------------------------------------------------------------------------------------------
   Net interest income after provision for losses on loans                                 6,212           6,114
----------------------------------------------------------------------------------------------------------------
Non-interest income:
   Service fees                                                                              354             226
   Net gain on sales of securities                                                           162               -
   Net gain on sales of education loans                                                        -              74
   Data processing service fees                                                              187             137
   Other                                                                                     104               8
----------------------------------------------------------------------------------------------------------------
   Total non-interest income                                                                 807             445
----------------------------------------------------------------------------------------------------------------
Non-interest expense:
   Compensation and employee benefits                                                      1,999           1,786
   Occupancy and equipment                                                                   418             446
   Deposit insurance premiums                                                                 71              67
   Data processing service expenses                                                          420             425
   Capital stock taxes                                                                       199             146
   Other                                                                                     940             753
----------------------------------------------------------------------------------------------------------------
   Total non-interest expense                                                              4,047           3,623
----------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                                   2,972           2,936
Provision for income taxes                                                                 1,042           1,079
----------------------------------------------------------------------------------------------------------------
Net income                                                                               $ 1,930        $  1,857
----------------------------------------------------------------------------------------------------------------

Other comprehensive income:
   Unrealized losses on securities, net of tax benefit of $331 and $1,890
   for 1998 and 1997, respectively                                                          (554)         (3,225)
----------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                              $ 1,376         ($1,368)
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Basic earnings per share                                                                      $ .28      $ .26 (1)
                                                                                              ======     ======
Diluted earnings per share                                                                    $ .27      $ .25 (1)
                                                                                              ======     ======
Dividends per share                                                                           $ .12  $     .08
                                                                                              ======     ======

Average shares outstanding - basic                                                        6,790,266   7,141,359
Average shares outstanding - diluted                                                      7,037,366   7,295,501

(1) Earnings per share were restated to reflect the Company's adoption of SFAS No. 128, "Earnings per Share".

GA Financial, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended March 31, 1998 and 1997

                                                                                               For the
                                                                                            Quarters Ended
-----------------------------------------------------------------------------------------------------------------
                                                                                              March 31,
                                                                                         1998            1997
                                                                                             (Unaudited)
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:                                                      (In thousands)

Net income                                                                              $   1,930        $  1,857
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Provision for losses on loans and real estate owned                                         90              75
   Depreciation and amortization on office, property and equipment                            186             191
   Net premium amortization (discount accretion) on securities                                 11             (21)
   Amortization of net deferred loan fees                                                    (150)            (31)
   Amortization of intangibles                                                                 46               -
   Allocation RRP shares                                                                      201             205
   Allocation ESOP shares                                                                      73              53
   Net realized (gain) on sales of securities                                                (162)              -
   Net realized (gain) on sale of education loans                                               -             (74)
   Net realized (gain) on sale of REO                                                           -              (2)
   (Increase) in accrued interest receivable                                                 (106)           (411)
   (Increase) decrease in prepaid expenses and other assets                                  (516)             41
   Increase in accrued interest payable                                                     1,520           1,406
-----------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                3,123           3,289
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of available for sale securities                                     27,207          10,039
   Proceeds from sale of student loans                                                          -           2,673
   Repayments and maturities of available for sale securities                              29,162          12,176
   Net proceeds from sale of REO                                                                -               2
   Purchases of available for sale securities                                             (41,438)        (74,589)
   Net decrease in loans                                                                    7,215           6,082
   Purchase of loans                                                                      (33,061)         (8,076)
   Purchases of office, property and equipment, net                                           (39)           (302)
   Purchase of Federal Home Loan Bank stock                                                (1,520)         (2,025)
-----------------------------------------------------------------------------------------------------------------
   Net cash (used in) investing activities                                                (12,474)        (54,020)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in demand and savings deposits                                              7,631           4,531
   Net increase (decrease) in certificates of deposit                                          77           1,251
   Net  increase in advances from borrowers for taxes and insurance
     and other liabilities                                                                    983           1,166
   Purchase of RRP stock                                                                        -          (4,095)
   Purchase of treasury stock                                                              (2,282)           (799)
   Stock options and awards transactions                                                       15               -
   Payments made under capital lease obligations                                              (39)            (47)
   Payments of borrowed funds                                                            (202,108)        (66,745)
   Proceeds from borrowed funds                                                           219,662         107,243
   Dividends paid                                                                            (920)           (676)
-----------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                               23,019          41,829
-----------------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash and cash equivalents                                    13,668          (8,902)

Cash and cash equivalents at beginning of period                                           12,742          24,299
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $  26,410        $ 15,397
=================================================================================================================

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

In the opinion of the management of the Association, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that the accompanying consolidated financial statements be read in conjunction with the Association's 1997 Annual Report on Form 10-K. The consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and March 31, 1997 have been reviewed by Coopers & Lybrand L.L.P., the Association's independent auditors, whose report is included herein. Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Association. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Association.

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

As of March 31, 1998, the most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

                                                         Tier I              Tier I              Total
                                                        Leverage           Risk-Based          Risk-based
                                                        Capital             Capital             Capital
                                                 -----------------------------------------------------------
                                                                    (Dollars in thousands)
March 31, 1998:
     Equity capital (1)                                     $101,626            $101,626            $101,626
     General valuation allowance (2)                               -                   -               1,417
     Plus unrealized losses on certain
      available-for-sale securities                           (2,719)             (2,719)             (2,719)
     Less core deposit intangible                             (1,049)             (1,049)             (1,049)
                                                 -----------------------------------------------------------
Total regulatory capital                                      97,858              97,858              99,275
Minimum regulatory capital                                    31,976              12,205              24,409
                                                 -----------------------------------------------------------
Excess regulatory capital                                   $ 65,882            $ 85,653            $ 74,866
                                                 ===========================================================


Regulatory capital as a percentage                             12.24%              32.07%              32.54%
Minimum regulatory capital as a percentage                      4.00%               4.00%               8.00%
                                                 -----------------------------------------------------------
Excess regulatory capital as a percentage                       8.24%              28.07%              24.54%
                                                 ===========================================================

Well capitalized requirement under
      prompt corrective actions provisions                      5.00%               6.00%              10.00%
                                                 ===========================================================

Adjusted assets as reported to the OTS                      $799,402            $305,114            $305,114

                                                         Tier I              Tier I              Total
                                                        Leverage           Risk-Based          Risk-based
                                                        Capital             Capital             Capital
                                                 -----------------------------------------------------------
                                                                    (Dollars in thousands)
December 31, 1997:
     Equity capital (1)                                     $100,319            $100,319            $100,319
     General valuation allowance (2)                               -                   -               1,322
     Less unrealized gains on certain
      available-for-sale securities                           (3,329)             (3,329)             (3,329)
     Less core deposit intangible                             (1,095)             (1,095)             (1,095)
                                                 -----------------------------------------------------------
Total regulatory capital                                      95,895              95,895              97,217
Minimum regulatory capital                                    30,458              11,520              23,040
                                                 -----------------------------------------------------------
Excess regulatory capital                                   $ 65,437            $ 84,375            $ 74,177
                                                 ===========================================================


Regulatory capital as a percentage                             12.59%              33.30%              33.76%
Minimum regulatory capital as a percentage                      4.00%               4.00%               8.00%
                                                 -----------------------------------------------------------
Excess regulatory capital as a percentage                       8.59%              29.30%              25.76%
                                                 ===========================================================

Well capitalized requirement under
      prompt corrective actions provisions                      5.00%               6.00%              10.00%
                                                 ===========================================================

Adjusted assets as reported to the OTS                      $761,451            $288,002            $288,002


(1) Represents equity capital of the Association as reported to the Office of Thrift Supervision.
(2)  Limited to 1.25% of risk-weighted assets.

3. Changes in Accounting Principles

Effective January 1, 1998, GA Financial adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in a financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Financial statements for prior periods will be reclassified.

4. Derivative Financial Instruments with Off-Balance Sheet Risk

A reconciliation of forward and standby commitment activity for the period follows:

(Dollars in thousands)              Forward Commitments         Standby Commitments
                               -------------------------------------------------------
Balance at December 31, 1997                      $ 26,000                     $16,000
Purchase commitments                                12,000                       8,000
Commitments sold                                   (11,000)                          -
Commitments settled/expired                         (9,000)                     (4,000)
                               -------------------------------------------------------
Balance at March 31, 1998                         $ 18,000                     $20,000
                               =======================================================

The fair value of the $38.0 million in commitments was approximately $38.6 million at March 31, 1998.

5. Earnings per Share:

                                  GA FINANCIAL, INC.
                          STATEMENT REGARDING COMPUTATION OF
                     EARNINGS PER SHARE FOR THE THREE MONTHS ENDED
                                MARCH 31, 1998 AND 1997
                   (Dollars in thousands, except per share amounts)

                                                       For the three months ended
                                                   March 31, 1998      March 31, 1997
                                               ----------------------------------------
Basic:
  Net income                                             $    1,930          $    1,857
  Net income applicable to common stock                       1,930               1,857
  Average common shares - outstanding basic               6,790,266           7,141,359
  Basic earnings per share                               $      .28          $      .26

Diluted:
  Net income                                             $    1,930          $    1,857
  Average common shares - outstanding basic               6,790,266           7,141,359

  Effect of dilutive securities:
     Shares issuable upon exercise of
     outstanding stock options and stock awards             247,100             154,142
  Average common shares outstanding - diluted             7,037,366           7,295,501

Diluted earnings per share                               $      .27          $      .25
                                               ========================================

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This Statement requires the disclosure of basic and diluted earnings per share and revises the method required to calculate these amounts under previous standards. Earnings per share data for the 1997 quarter has been restated to reflect adoption of this Statement. The adoption of this standard did not materially impact previously reported earnings per share for the 1997 quarter.

6. Consolidated Statements of Shareholders' Equity:

The consolidated statement of shareholders' equity for the three month period ending March 31, 1998 is as follows:

                                  Additional                Unearned      Unearned    Net Unrealized                  Total
                          Common    Paid in    Treasury       ESOP          RRP        Holding Gains   Retained   Shareholders'
(Dollars in thousands)    Stock     Capital      Stock    Plan Shares   Plan Shares      (Losses)      Earnings       Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/97          $89     $85,992   $(19,464)      $(6,104)      $(3,107)          $3,724    $54,996        $116,126

Net income                     -           -          -             -             -                -      1,930           1,930
Change in compre-
    hensive income,
    net of tax                 -           -          -             -             -             (554)         -            (554)
Treasury stock
    purchased                  -           -     (2,282)            -             -                -          -          (2,282)
RRP shares purchased           -           -          -             -             -                -          -               -
Cash dividends                 -           -          -             -             -                -       (847)           (847)
Shares allocated
    under ESOP                 -           -          -             -             -                -          -               -
Shares allocated
    under RRP                  -           -          -             -           201                -          -             201
Stock-based
     compensation              -          (3)       (19)            -            38                -          -              16
                        -------------------------------------------------------------------------------------------------------
Balance at 3/31/98           $89     $85,989   $(21,765)      $(6,104)      $(2,868)          $3,170    $56,079        $114,590
                        =======================================================================================================

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------





The Board of Directors of
 GA Financial, Inc.:

We have reviewed the accompanying consolidated statements of financial condition of GA Financial, Inc. (the Company) as of March 31, 1998, and the related consolidated statements of income and comprehensive income and cash flows for the three-month periods ended March 31, 1998 and March 31, 1997. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition as of December 31, 1997 and the related consolidated statements of income, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report dated January 22, 1998 except as to the information presented in Note 19, for which the date is February 3, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.



/s/Coopers & Lybrand, L.L.P.


Pittsburgh, Pennsylvania
April 20, 1998

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

General
-------

The Company's and the Association's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company and the Association are referred herein collectively as the "Association". The Association also generates non-interest income such as service fees and also generates data-processing fees from its data-processing division. The Association's operating expense consists primarily of employee compensation, occupancy expenses, data processing expenses, and other general and administrative expenses. The Association's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Comparison of Financial Condition at March 31, 1998 and December 31, 1997
-------------------------------------------------------------------------

The Association's total assets of $818.1 million at March 31, 1998 increased $34.1 million or 4.4% from December 31, 1997. This increase was primarily attributed to the Association's increased borrowings of $17.6 million in the first quarter of 1998. These funds were invested in mortgage-related and investment securities.

Cash and cash equivalents of $26.4 million at March 31, 1998 increased $13.7 million from December 31, 1997. This was primarily due to increased principal payments on mortgage-related securities.

Investment securities classified as available for sale increased $17.2 million or 11.4% to $168.5 million at March 31, 1998. This was primarily due to purchases of securities funded by FHLB advances.

Mortgage-related securities classified as available for sale decreased $24.6 million or 8.7% to $259.5 million at March 31, 1998. This was primarily due to increased principal payments on mortgage-related securities.

There were no securities held by the Association which were classified as "held to maturity" or "held for trading" for either of the respective periods.

The following table presents details of the Association's investment securities and mortgage-backed securities as of
March 31, 1998 (Dollars in thousands):

                                                                       Gross                Gross
                                                 Amortized           Unrealized          Unrealized
Available for sale securities:                      Cost               Gains               Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed certificates                           $201,655              $3,324             $  (250)            $204,729
Collateralized mortgage obligations                      55,353                 223                (762)              54,814
Marketable equity securities                             31,695               2,584                 (29)              34,250
US government agency debt                                90,030                 106                (512)              89,624
Corporate obligations                                    24,858                  93                  (9)              24,942
Municipal obligations                                    19,426                 304                 (43)              19,687
----------------------------------------------------------------------------------------------------------------------------
   Total                                               $423,017              $6,634             $(1,605)            $428,046
============================================================================================================================

The following table presents details of the Association's investment securities and mortgage-backed securities as of December 31, 1997 (Dollars in thousands):

                                                                       Gross                Gross
                                                 Amortized           Unrealized          Unrealized
Available for sale securities:                      Cost               Gains               Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed certificates                           $208,995              $3,862             $  (161)            $212,696
Collateralized mortgage obligations                      71,980                 285                (800)              71,465
Marketable equity securities                             34,360               2,317                 (17)              36,660
US government agency debt                                77,060                 150                 (73)              77,137
Corporate obligations                                    24,125                  92                  (9)              24,208
Municipal obligations                                    12,992                 270                  (2)              13,260
----------------------------------------------------------------------------------------------------------------------------
   Total                                               $429,512              $6,976             $(1,062)            $435,426
============================================================================================================================

Loans receivable of $310.8 million increased $23.1 million or 8.0% from December 31, 1997. This was primarily due to purchases of $33.1 million of residential mortgage loans.

Education loans held for sale increased $2.8 million or14.6% to $21.6 million at March 31, 1998.

The following table presents details of the Association's loan portfolio:

                                                      March 31, 1998          December 31, 1997
                                                --------------------------------------------------
                                                               (Dollars in thousands)
Mortgages:
   One to four family residential                                $239,832                 $215,024
    Multifamily                                                     5,727                    5,778
   Commercial                                                       4,339                    4,360
   Construction and development                                     2,625                    2,966
Consumer loans:
   Home equity                                                     56,971                   59,111
   Education loans                                                 21,613                   18,853
Other:
   Loans on savings accounts                                        2,218                    2,168
   Unsecured personal loans and other                               2,176                    1,719
--------------------------------------------------------------------------------------------------
      Total                                                       335,501                  309,979

Less:
   Undisbursed mortgage loans                                         380                      688
   Deferred loan fees                                               1,271                    1,442
   Allowance for losses                                             1,417                    1,322
--------------------------------------------------------------------------------------------------
      Net loans                                                  $332,433                 $306,527
==================================================================================================

Accrued interest receivable was substantially the same at March 31, 1998 and December 31, 1997.

Federal Home Loan Bank stock increased $1.5 million or 15.5% to $11.4 million at March 31, 1998. This was a result of an increase in borrowings at the Federal Home Loan Bank (FHLB) of $17.5 million. The Association is required to purchase FHLB stock based upon levels of borrowings from the FHLB and levels of mortgage loans.

Prepaid expenses and other assets increased $470 thousand or 5.7% to $8.7 million at March 31, 1998. This was primarily a result of an additional purchase of split-dollar life insurance on certain management employees.

Property, plant, and equipment was substantially the same at March 31, 1998 and December 31, 1997.

Total deposits increased $7.7 million or 1.7% to $469.9 million at March 31, 1998.

Borrowed funds increased $17.6 million or 8.9% to $215.8 million at March 31, 1998. This was the result of increased borrowings from the FHLB. This increase is a result of management's determination to place increased emphasis on the utilization of FHLB borrowings to fund asset growth. FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

There were $8.3 million securities purchased, not settled at March 31, 1998. These were investment securities that settled in April, 1998.

Accrued interest payable increased $1.5 million to $2.9 million at March 31, 1998. This was a result of the timing of accrued interest payable being credited to certificate of deposit accounts.

Other liabilities increased $330,000 or 7.4% to $4.8 million at March 31, 1998. This was primarily a result of an increase in accrued current income taxes.

Total shareholders' equity decreased $1.5 million or 1.3% to $114.6 million at March 31, 1998. The Company repurchased $2.3 million of GA Financial stock, paid dividends of $847,000 which was charged to equity, recorded a $554,000 reduction in unrealized gains on available for sale securities, recorded net income of $1.9 million, and recorded $217,000 in stock option and award transactions.

Comparison of the Consolidated Results of Operation for the Period of Three
---------------------------------------------------------------------------
Months Ended March 31, 1998 and 1997.
-------------------------------------

Net Income. Net income was $1.9 million for the period of three months ended March 31, 1998, an increase of $73,000 or 3.9% for the same period in 1997.

Interest Income. Interest income totaled $14.0 million for the period of three months ended March 31, 1998, an increase of $2.4 million or 20.9 % compared to the $11.6 million recorded for the period of three months ended March 31, 1997. The average balances of interest-earning assets for the period of three months ended March 31, 1998 increased to $775.4 million, an increase of $148.0 million or 23.6%, compared to the average balance of interest-earning assets of $627.4 million for the same period in 1997. Weighted average yield on interest-earning assets for the three month period ended March 31, 1998 was 7.24% compared to 7.41% for the comparable period in 1997. This was primarily due to reinvesting funds in lower yielding long-term securities due to general decreases in interest rates. Interest on loans for the three month period ended March 31, 1998 was $6.6 million at a weighted average yield of 7.83%, an increase of $1.8 million or 38.9%, compared to interest income on loans of $4.7 million at a weighted average yield of 8.05% for the three month period ended March 31, 1997. This increase was due to an increase in the average balance of loans. The Association purchased $33.1 million of residential mortgage loans, which are outside of its normal lending area, during the first quarter of 1998. For the three month period ended March 31, 1998 interest income on mortgage-backed securities was $4.8 million at a weighted average yield of 7.36%, an increase of $200 thousand or 4.3%, compared to interest income of $4.6 million at a weighted average yield of 7.38% for the same period in 1997. Average balances in mortgage-backed securities increased between the two periods. For the three month period ended March 31, 1998 interest income on investment securities was $2.3 million at a weighted average yield of 6.00%, an increase of $313,000 or 15.6%, compared to income of $2.0 million at a weighted average yield of 6.51% for the same period in 1997. The increase in interest income was due to the purchase of investment securities. Interest income on interest-earning deposits and short-term investments was $149,000 at a weighted average yield of 5.17% for the period of three months ended March 31, 1998, a decrease of $17,000 or 10.2%, compared to income of $166,000 at a weighted average yield of 5.31% for the comparable period in 1997. The decrease was due to a substantial decrease in investments in federal funds sold and in interest-bearing demand deposits.
Also, dividends on FHLB stock rose $92,000 due to additional purchases of FHLB stock due to increased levels of FHLB borrowings.

Interest Expense. Interest expense for deposit accounts for the three month period ended March 31, 1998 was $4.6 million, an increase of $155,000 or 3.5%, compared to $4.5 million for the same period in 1997. Average balances of interest-bearing liabilities was $443.2 million for the period of three months ended March 31, 1998 at a weighted average cost of 4.16% compared to average balance of $430.6 million at a weighted average cost of 4.14% for the period of three months ended March 31, 1997. The increase in savings accounts interest expense is due to the increase in average balances. Interest expense on borrowings increased $2.2 million to $3.1 million for the three month period ending March 31, 1998. This is due to an increase of $149.4 million in the average balance of FHLB borrowings from $67.8 million for the three months ending March 31, 1997 to $217.2 million for the three months ending March 31, 1998. This increase is a result of management's decision to place increased emphasis on the utilization of FHLB borrowing to fund asset growth, primarily mortgage-related and investment securities. FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

Average Balance Sheets and Analysis of Net Interest Income
----------------------------------------------------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following table presents certain information relating to the Association's average consolidated statements of financial condition and consolidated statements of income for the period of three months ended March 31, 1998 and 1997. The yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from daily average balances. The average balance of loans receivable includes loans on which the Association has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yield.

The following table presents average balance yields on interest-earning assets and average balances and costs of interest-bearing liabilities at March 31, 1998 and March 31, 1997.


                                           Three Months Ended March 31, 1998      Three Months Ended March 31, 1997

                                           Average                                 Average
                                           Balance     Interest    Yield/Cost      Balance   Interest    Yield/Cost
                                        ---------------------------------------------------------------------------
Assets:                                   (Dollars in thousands)
Interest-earning assets:
  Interest-earning deposits and
     short-term Investment                  $ 11,531     $   149         5.17%     $ 12,501    $   166         5.31%
  Investment securities, net (1)             154,259       2,315         6.00%      122,953      2,002         6.51%
  Loans receivable, net (1) (2)              335,153       6,558         7.83%      234,602      4,722         8.05%
  Mortgage-backed securities, net (1)        263,402       4,845         7.36%      251,880      4,645         7.38%
  FHLB stock & other equity investments       11,023         172         6.24%        5,427         80         5.90%
                                        ---------------------------------------------------------------------------
      Total interest-earning assets          775,368     $14,039         7.24%      627,363    $11,615         7.41%
Non-interest earning assets                   34,634                                 18,334
                                        ------------                         --------------
      Total assets                          $810,002                               $645,697
                                        ============                         ==============


Liabilities and equity:
Interest-earning liabilities:
  Money market savings accounts             $ 14,979     $    91         2.43%     $ 16,760    $   103         2.46%
  Passbook accounts                          161,067       1,099         2.73%      159,456      1,180         2.96%
  NOW accounts                                30,592         144         1.88%       27,429        135         1.97%
  Certificate accounts                       236,604       3,280         5.55%      226,938      3,041         5.36%
                                        ---------------------------------------------------------------------------
      Total                                  443,242       4,614         4.16%      430,583      4,459         4.14%
  FHLB advances & other borrowings           217,179       3,114         5.74%       67,816        954         5.63%
  Other                                        1,898           9         1.90%        2,016         13         2.58%
                                        ---------------------------------------------------------------------------
      Total interest-bearing liabilities     662,319     $ 7,737         4.67%      500,415    $ 5,426         4.34%
Non-interest bearing liabilities              34,255                                 24,689
Shareholders' equity                         113,428                                120,593
                                        ------------                         --------------
Total liabilities and shareholders'
 equity                                     $810,002                               $645,697
                                        ============                         ==============

Net interest rate spread (3)                             $ 6,302         2.57%                 $ 6,189         3.07%
Net interest margin (4)                                                  3.25%                                 3.95%
Ratio of interest-earning assets to
   interest-bearing liabilities                                        117.07%                               125.37%

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

Net Interest Income: Net interest income for the period of three months ended March 31, 1998 was $6.3 million, an increase of $113,000 or 1.83%, compared to $6.2 million recorded for the same period in 1997.

Provision for Loan Losses: During the first quarter of 1998, the Association's provision for loan losses was $90,000 which reflects management's consideration of the increase of the Association's residential loan portfolio. The Association made a $75,000 provision for loan losses during the period of three months ended March 31, 1997. The Association continued purchasing residential mortgage loans in 1998 originated in areas outside the local lending area of the Association. Although the Association performs the same underwriting criteria for purchased loans as it does for originated loans, due to the nature of such purchases the Association does not have much loss experience data for such loans. During 1997 and 1998 the Association initially increased its purchases of single family residential mortgage loans secured by properties located in areas outside the lending area of the Association. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Allowance for Loan Losses
-------------------------

The following table sets forth the changes in the allowance for loan losses for the three months ended March 31, 1998 (Dollars in thousands):

     Balance, December 31, 1997    $1,322
     Provision for loan losses         90
     Net recoveries                     5
                                   ------
     Balance, March 31, 1998       $1,417
                                   ======

Non-Performing Assets
---------------------

The following table presents information regarding the Association's non-performing assets at the dates indicated:

                                                                       March 31, 1998  Dec. 31, 1997
                                                                     -------------------------------
                                                                               (in thousands)
Non-performing loans:
   Non-accrual loans                                                          $1,749          $1,733
   Accruing loans which are contractually
      past due 90 days or more                                                     -               -
   Restructured loans                                                              -               -
----------------------------------------------------------------------------------------------------
      Total non-performing loans                                              $1,749          $1,733
   Real estate owned                                                               -               -
----------------------------------------------------------------------------------------------------

         Total non-performing assets                                          $1,749          $1,733
====================================================================================================

   Non-performing loans as a % of gross loans receivable                         .52%            .56%
   Non-performing loans to total assets                                          .21%            .22%
   Allowance for loan loss as a % of gross loans receivable                      .42%            .43%
   Allowance for loan loss to non-performing loans                             81.02%          76.28%

Non-interest Income: Non-interest income consists of service fees, gains (losses) on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the period of three months ended March 31, 1998 non-interest income was $807,000, an increase of $362,000 or 81.3%, compared to $445,000 recorded for the same period in 1997. Service fees totaled $354,000 for the period of three months ended March 31, 1998, an increase of $128,000 or 56.6%, compared to $226,000 recorded for the same period in 1997. This increase resulted from the Association increasing service fees, particularly on checking accounts. Net gains on the sale of securities and educational loans were $162,000 for the three months ended March 31, 1998, compared to $74,000 for the three months ended March 31, 1997. These charges resulted primarily from the timing of sales. Education loans are sold as they enter repayment status. Fees from the sale of data processing services were $187,000, an increase of $50,000 or 36.5%, compared to $137,000 recorded for the same period in 1997. Other non-interest income for the period of three months ended March 31, 1998 was $104,000, an increase of $96,000 compared to the $8,000 recorded for the comparable period in 1997. This increase is due to earnings on the split-dollar life insurance policies purchased for certain employees.

Non-interest Expense. Total non-interest expense was $4.0 million for the three month period ended March 31, 1998, an increase of $424,000 or 11.7%, compared to $3.6 million for the same period in 1997. Salaries and employee benefits were $2.0 million for the three month period ended March 31, 1998, an increase of $213,000 or 11.9%, compared to the $1.8 million recorded for the same three month period in 1997. The Association increased salaries approximately 3% for 1998 and incurred slight increases in benefit costs. The Association also experienced a $51,000 increase in the Employee Stock Ownership Plan ("ESOP") due to a higher market value on GA Financial stock. In connection with the formation of the ESOP, the Association adopted Statement of Position 93-6. As shares in the ESOP are earned and committed to be released, compensation expense will be recorded based on the market value during each reporting period. Occupancy and equipment expenses, deposit insurance expenses, and data processing service expenses were approximately the same for both periods. Capital stock taxes increased $53,000, or 36.3%, to $199,000 for the three months ended March 31, 1998 due to a lower than expected amount of taxes for 1996 which resulted in a reduction in capital stock taxes in 1997. The Company will incur approximately $800,000 in capital stock taxes in 1998. Other expenses increased $187,000 or 24.8%, to $940,000 for the three months ended March 31, 1998 from the same period in 1997. This increase was primarily due to an increase of $40,000 in marketing expenses, $28,000 in ATM charges, $53,000 in professional fees, and $66,000 in other miscellaneous expenses.

Income Tax Expense. Income tax expense of $1.0 million for the three months ended March 31, 1998 resulted in an effective tax rate of 35.1%. The income tax expense recorded for the period of three months ended March 31, 1997 of $1.1 million is an effective tax rate of 36.8%. There was no material change in the components of the Association's effective income tax rate.

Liquidity and Capital Resources
-------------------------------

The Association's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed securities and mortgage-related securities, proceeds from maturing investment securities, advances from the Federal Home Loan Bank, and other borrowed funds. While scheduled maturities of investments and amortizations of loans are predictable sources of funds, deposit flows and prepayments on mortgage loans and mortgage-backed and related securities are greatly influenced by general interest rates, economic conditions and competition.

The Association is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision regulations. The minimum required liquidity is currently 4%. The Association's liquidity for the month of March, 1998 was 27.89%. The high levels of liquidity were due to management's maintenance of higher than required levels of liquidity in order to better manage interest rate risk by investing in investments that are eligible to be included in liquidity calculations.

At March 31, 1998 the Company had commitments to originate and purchase loans of $1.8 million and to purchase mortgage-backed securities of $38.0 million. The Association anticipates that it will have sufficient funds available to meet these commitments.

At March 31, 1998 the Association's equity capital exceeded each of the OTS capital requirements. OTS requires Tier I capital to adjusted assets of 4.00% and the Association had 12.24%. Tier I capital to risk-based assets requirement is 4.00% and the Association had 32.07%. The total capital to risk-based assets requirement is 8.00% and the Association had 32.54%.

Year 2000 Compliance
--------------------

As the millennium (year 2000) approaches, the Company is increasingly aware of the potential impact of the century date change on the Company's information systems and the ability to conduct business in an uninterrupted and orderly manner. The year 2000 presents a significant exposure to any company with date sensitive data in its computer and environmental systems.

As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products, including the Company's, were designed to accommodate a two digit year. For example, "96" is stored on the system and represents 1996.

In 1996, the Company's data processing division, DataOne Financial Systems (DataOne), began to address the risks associated with the coming millennium. DataOne's approach to the year 2000 project includes five phases: Awareness, Assessment, Renovation, Validation and Implementation. DataOne is currently in the Renovation phase of the project and expects full conversion of all data files and programs by October, 1998. This will allow adequate time to validate and test all systems.

Additionally, the Company is utilizing internal resources to examine all personal computer hardware and software and all environmental systems that are dependent on embedded microchips to ensure year 2000 compliance. The Association is conducting a Year 2000 compliance review of its third-party vendors and service bureaus for its ancillary computer operations. In addition, if significant vendors fail to certify their Year 2000 compliance, the Company intends to engage alternative vendors and suppliers. While the Company cannot estimate the expenses associated with hiring new vendors and suppliers, management believes that such expenses would not have a material impact on the Company's earnings. The Company estimates it will incur costs of $200,000 to remediate its year 2000 issues.

Other Developments
------------------

On April 21, 1998 the Board of Directors declared a dividend of $.14 per share to stockholders of record on May 8, 1998, payable on May 20, 1998, representing a 17% increase over the previous dividend of $.12 per share.

Item 3.    Quantitative and Qualitative Business Analysis
-------    ----------------------------------------------

There was no significant change in the Company's interest rate risk and market risk for the periods presented.

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
           The annual meeting of shareholders of GA Financial, Inc. was held on
           April 29, 1998.  Of 7,608,883    shares eligible to vote, 91.8%, or
           6,988,664, were voted by proxy.

           The shareholders elected the three nominees for directors, as described in the proxy statement for the annual meeting. William G. Boyer retired as director on April 29, 1998. The results for the re-election of John G. Micenko as director were 6,961,725 shares, or 91.5%, in favor and 26,939 shares, or 0.3% withheld. The results for the re-election of Thomas M. Stanton as a director were 6,943,183 shares, or 91.3%, in favor and 45,481 shares, or 0.5 % withheld. The results for Robert J. Ventura were 6,946,862 shares, or 91.3%, in favor and 41,802 shares, or 0.5% withheld. The other continuing directors are Thomas E. Bugel, David R. Wasik, John M. Kish, and Darrell J. Hess.

           The recommendation by the Board of Directors to ratify the appointment of Coopers & Lybrand, L.L.P. as the corporation's independent auditors, as described in the proxy statement for the annual meeting, was approved with 6,925,722 shares, or 91.0%, in favor, 31,928 shares, or 0.4%, against, and 31,014 shares, or 0.4% abstaining.

Item 5.    Other Information
-------    -----------------
             None

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------
           Exhibit 10.1 - Revised Employment Agreement between GA Financial, Inc. and John M. Kish
           Exhibit 10.2 - Revised Employment Agreement between Great American Federal Savings and Loan Association and John M. Kish
           Exhibit 10.3 - Revised Employment Agreement between GA Financial, Inc. and John G. Micenko
           Exhibit 10.4 - Revised Employment Agreement between Great American Federal Savings and Loan Association and John G. Micenko
           Exhibit 15 - Independent Accountant's Letter regarding unaudited financial information
           Exhibit 27 - Financial Data Schedule

                      GA FINANCIAL, INC. AND SUBSIDIARIES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               GA FINANCIAL, INC.
                                   ---------------------------------------------
                                                  (Registrant)



Date    May 12, 1998           By  /s/ John M. Kish
        ------------               ---------------------------------------------
                                                  John M. Kish
                               Chairman of the Board and Chief Executive Officer
                                          (Principal Executive Officer)



Date    May 12, 1998                By    /s/ Raymond G. Suchta
        ------------               ---------------------------------------------
                                                 Raymond G. Suchta
                                       Chief Financial Officer and Treasurer
                                   (Principal Accounting and Financial Officer)