Form 10-Q
period 1998-06-30
GA FINANCIAL INC/PA
filed 1998-08-13
CIK 1005313

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                        Commission File Number 1-14154
                                                 -----


                              GA FINANCIAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                                    25-1780835
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification No.)


4750 CLAIRTON BOULEVARD, PITTSBURGH, PENNSYLVANIA                  15236
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,219,975 shares of common stock, par value $.01 per share, were outstanding as of July 31, 1998.

                              GA FINANCIAL, INC.

                                   FORM 10-Q

                                 June 30, 1998


                                     INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Statements of Financial Condition -
              June 30, 1998 and December 31, 1997.........................     1

              Consolidated Statements of Income and Comprehensive Income -
              For the Three and Six Months Ended June 30, 1998 and 1997...     2

              Consolidated Statements of Cash Flows - For the Six
              Months Ended June 30, 1998 and 1997.........................     3

              Notes to Consolidated Financial Statements..................   4-7

              Report of Independent Accountants...........................     8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................  9-18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......    18

PART II: OTHER INFORMATION................................................    19

SIGNATURES    ............................................................    20

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
-------  --------------------

GA Financial, Inc.
Consolidated Statements of Financial Condition
June 30, 1998 and December 31, 1997


                                                                                        June 30, 1998  Dec. 31, 1997
                                                                                         (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                                           (Dollars in thousands)
ASSETS
Cash (including interest-bearing demand deposits of $20,312
    in 1998 and $3,291 in 1997)                                                             $ 28,818        $ 10,242
Federal funds sold                                                                             4,900           2,500
Available for sale securities, at fair value:
    Investment securities                                                                    185,486         151,265
    Mortgage-related securities                                                              263,464         284,161
Loans receivable, net                                                                        304,101         287,674
Education loans held for sale                                                                 18,852          18,853
Accrued interest receivable                                                                    6,421           5,977
Federal Home Loan Bank stock                                                                  11,353           9,833
Office, property and equipment                                                                 4,888           5,203
Foreclosed assets                                                                                550               -
Prepaid expenses and other assets                                                              9,439           8,240
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                $838,272        $783,948
====================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing demand deposits                                                         $ 26,680        $ 21,375
Savings accounts                                                                             448,124         440,779
Borrowed funds                                                                               230,340         198,237
Advances from borrowers for taxes and insurance                                                2,358           1,602
Accrued interest payable                                                                       4,358           1,385
Securities purchased, not settled                                                             14,447               -
Other liabilities                                                                              4,060           4,444
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                            730,367         667,822

Shareholders' Equity:
Preferred stock, (.01 par value); 1,000,000 shares authorized; 0 shares issued                     -               -
Common stock, (.01 par value); 23,000,000 shares authorized;
    8,900,000 shares issued                                                                       89              89
Additional paid in capital                                                                    86,057          85,992
Treasury stock, at cost (1,679,785 shares at June 30, 1998 and
   1,182,130 shares at December 31, 1997)                                                    (29,450)        (19,464)
Unearned employee stock ownership plan (ESOP) shares                                          (6,104)         (6,104)
Unearned recognition and retention plan (RRP) shares                                          (2,851)         (3,107)
Accumulated other comprehensive income                                                         3,268           3,724
Retained earnings                                                                             56,896          54,996
--------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                   107,905         116,126

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $838,272        $783,948
====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

GA Financial, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Quarters Ended June 30, 1998 and 1997

                                                                                   For the Quarter   For the Six Months
                                                                                    Ended June 30,     Ended June 30,
                                                                                    1998     1997      1998       1997
Dollars in thousands, except per share amounts                                       (Unaudited)         (Unaudited)
------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans, including fees                                                           $ 6,334  $ 5,362   $12,892    $10,084
   Mortgage-related securities                                                       4,621    5,346     9,466      9,991
   Investment securities                                                             2,770    2,363     5,257      4,445
   Interest on bank deposits                                                           186      135       335        301
------------------------------------------------------------------------------------------------------------------------
   Total interest income                                                            13,911   13,206    27,950     24,821
------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                                  4,636    4,573     9,250      9,032
   Interest on borrowings                                                            3,271    2,198     6,385      3,152
   Other                                                                                 9       13        18         26
------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                            7,916    6,784    15,653     12,210
------------------------------------------------------------------------------------------------------------------------
   Net interest income before provision for losses on loans                          5,995    6,422    12,297     12,611
Provision for losses on loans                                                           90       75       180        150
------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for losses on loans                           5,905    6,347    12,117     12,461
------------------------------------------------------------------------------------------------------------------------
Non-interest income:
   Service fees                                                                        410      280       764        506
   Net gain on sales of securities                                                      95       28       257         28
   Net gain on sales of education loans                                                 88        -        88         74
   Data processing service fees                                                        183      142       370        279
   Other                                                                               112        1       216          9
------------------------------------------------------------------------------------------------------------------------
   Total non-interest income                                                           888      451     1,695        896
------------------------------------------------------------------------------------------------------------------------
Non-interest expense:
   Compensation and employee benefits                                                1,984    1,834     3,983      3,620
   Occupancy and equipment                                                             460      434       878        880
   Deposit insurance premiums                                                           71       72       142        139
   Data processing service expenses                                                    388      353       808        778
   Capital stock taxes                                                                 199      160       398        284
   Other                                                                               999      752     1,939      1,527
------------------------------------------------------------------------------------------------------------------------
   Total non-interest expense                                                        4,101    3,605     8,148      7,228
------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                             2,692    3,193     5,664      6,129
Provision for income taxes                                                             890    1,175     1,932      2,254
------------------------------------------------------------------------------------------------------------------------
Net income                                                                         $ 1,802  $ 2,018   $ 3,732    $ 3,875
========================================================================================================================

Other comprehensive income
   Unrealized gains (losses) on available for sale securities, net of taxes
    for 1998 and 1997, respectively                                                     98    3,348      (456)       123
------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                               $ 1,900  $ 5,366   $ 3,276    $ 3,998
========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Basic earnings per share                $      .27  $      .28(1)  $      .55  $      .53(1)
                                        ==========  ==========     ==========  ==========
Diluted earnings per share              $      .26  $      .28(1)  $      .53  $      .52(1)
                                        ==========  ==========     ==========  ==========
Dividends per share                     $      .14  $      .10     $      .26  $      .18
                                        ==========  ==========     ==========  ==========

Average shares outstanding - basic       6,658,203   7,141,359      6,724,212   7,273,929
Average shares outstanding - diluted     6,928,120   7,322,904      6,982,958   7,446,387

(1)Earnings per share were restated to reflect the Company's adoption of SFAS No. 128, "Earnings per Share".

GA Financial, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1998 and 1997

                                                                                        For the Six Months Ended
--------------------------------------------------------------------------------------------------------------------
                                                                                                June 30,
                                                                                         1998              1997
                                                                                              (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                                         (Dollars in thousands)
Cash flows from operating activities:
Net income                                                                               $   3,731         $   3,875
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Provision for losses on loans                                                               180               150
   Depreciation on office, property and equipment                                              394               418
   Net premium amortization (discount accretion) on securities                                  25               (53)
   Amortization of net deferred loan fees                                                     (221)              (76)
   Allocation of RRP shares                                                                    256               407
   Allocation of unallocated ESOP shares                                                       159               119
   Net realized (gain) on sales of securities                                                 (257)              (28)
   Net realized (gain) on sale of education loans                                              (88)              (74)
   Net realized (gain) on sale of REO                                                            -                (2)
   (Increase) in accrued interest receivable                                                  (444)           (1,390)
   (Increase) in prepaid expenses and other assets                                          (1,292)              (58)
   Increase in accrued interest payable                                                      2,973             2,914
   Amortization of intangibles                                                                  93                93
   Increase (decrease) in other liabilities                                                    (74)              314
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                 5,435             6,609
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of available for sale securities                                      58,543            68,015
   Proceeds from sale of education loans                                                     3,350             2,673
   Repayments and maturities of available for sale securities                               65,340            20,651
   Net proceeds from sale of REO                                                                 -                 2
   Purchases of available for sale securities                                             (123,450)         (168,376)
   Purchase of loans                                                                       (33,054)          (19,361)
   Net decrease (increase) in loans                                                         12,857           (31,054)
   Purchases of office, property and equipment, net                                            (79)             (479)
   (Purchase) of Federal Home Loan Bank stock                                               (1,520)           (6,007)
--------------------------------------------------------------------------------------------------------------------
   Net cash (used in) investing activities                                                 (18,013)         (133,936)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in demand and savings deposits                                               8,641             5,196
   Net increase in certificates of deposit                                                   4,009             3,965
   Net  increase in advances from borrowers for taxes and insurance                            756               513
   Purchase of RRP stock                                                                         -            (4,095)
   Purchase of treasury stock                                                              (10,074)           (7,542)
   Other stock transactions                                                                    152                 -
   Payments made under capital lease obligations                                               (44)              (86)
   Payments of borrowed funds                                                             (289,984)         (224,545)
   Proceeds from borrowed funds                                                            322,087           341,871
   Dividends paid                                                                           (1,989)           (1,498)
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                33,554           113,779
--------------------------------------------------------------------------------------------------------------------
   Net (decrease) in cash and cash equivalents                                              20,976           (13,548)
Cash and cash equivalents at beginning of period                                            12,742            24,299
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $  33,718         $  10,751
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

In the opinion of the management of the Association, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that the accompanying consolidated financial statements be read in conjunction with the Association's 1997 Annual Report on Form 10-K. The consolidated financial statements as of June 30, 1998 and for the six months ended June 30, 1998 and June 30, 1997 have been reviewed by PricewaterhouseCoopers L.L.P., the Company's independent accountants, whose report is included herein. Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Association. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Association.

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

As of June 30, 1998, the most recent notification from the Office of Thrift Supervision (the "OTS") categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

                                                         Tier I              Tier I              Total
                                                        Leverage           Risk-Based          Risk-based
                                                        Capital             Capital             Capital
                                                 -----------------------------------------------------------
                                                                    (Dollars in thousands)
June 30, 1998:
     Equity capital (1)                                     $103,689            $103,689            $103,689
     General valuation allowance (2)                               -                   -               1,501
     Less unrealized gains on certain available-
      for-sale securities                                     (2,945)             (2,945)             (2,945)
     Less core deposit intangible                             (1,003)             (1,003)             (1,003)
                                                 -----------------------------------------------------------
Total regulatory capital                                      99,741              99,741             101,242
Minimum regulatory capital                                    33,124              12,704              25,408
                                                 -----------------------------------------------------------
Excess regulatory capital                                   $ 66,617            $ 87,037            $ 75,834
                                                 ===========================================================


Regulatory capital as a percentage                             12.04%              31.40%              31.88%
Minimum regulatory capital as a percentage                      4.00%               4.00%               8.00%
                                                 -----------------------------------------------------------
Excess regulatory capital as a percentage                       8.04%              27.40%              23.88%
                                                 ===========================================================

Well capitalized requirement under
      prompt corrective actions provisions                      5.00%               6.00%              10.00%
                                                 ===========================================================

Adjusted assets as reported to the OTS                       828,104             317,600             317,600


                                                         Tier I              Tier I              Total
                                                        Leverage           Risk-Based          Risk-based
                                                        Capital             Capital             Capital
                                                 -----------------------------------------------------------
                                                                    (Dollars in thousands)
December 31, 1997:
     Equity capital (1)                                     $100,319            $100,319            $100,319
     General valuation allowance (2)                               -                   -               1,322
     Less unrealized gains on certain available-
      for-sale securities                                     (3,329)             (3,329)             (3,329)
     Less core deposit intangible                             (1,095)             (1,095)             (1,095)
                                                 -----------------------------------------------------------
Total regulatory capital                                      95,895              95,895              97,217
Minimum regulatory capital                                    30,458              11,520              23,040
                                                 -----------------------------------------------------------
Excess regulatory capital                                   $ 65,437            $ 84,375            $ 74,177
                                                 ===========================================================


Regulatory capital as a percentage                             12.59%              33.30%              33.76%
Minimum regulatory capital as a percentage                      4.00%               4.00%               8.00%
                                                 -----------------------------------------------------------
Excess regulatory capital as a percentage                       8.59%              29.30%              25.76%
                                                 ===========================================================

Well capitalized requirement under
      prompt corrective actions provisions                      5.00%               6.00%              10.00%
                                                 ===========================================================

Adjusted assets as reported to the OTS                      $761,451            $288,002            $288,002

(1) Represents equity capital of the Association as reported to the Office of Thrift Supervision.
(2)  Limited to 1.25% of risk-weighted assets.

3. Changes in Accounting Principles

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in a financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Financial statements for prior periods will be reclassified.

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," was issued. Implementation of SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Management of the Company is currently assessing the impact of the adoption of the standard. Implementation is required for all fiscal quarters of fiscal years beginning after June 15, 1999 and will be applied prospectively as an adjustment for the cumulative effect at adoption.

4. Derivative Financial Instruments with Off-Balance Sheet Risk

A reconciliation of forward and standby commitment activity for the period follows:

(Dollars in thousands)              Forward Commitments         Standby Commitments
                               -------------------------------------------------------
Balance at December 31, 1997                      $ 26,000                     $16,000
Purchase commitments                                41,000                       8,000
Commitments sold                                   (26,000)                          -
Commitments settled                                (20,000)                     (8,000)
                               -------------------------------------------------------
Balance at June 30, 1998                          $ 21,000                     $16,000
                               =======================================================

The fair value of the $37.0 million in commitments was approximately $37.7 million at June 30, 1998.

5. Earnings per Share:

                                                    For the three months ended                     For the six months ended
                                                 June 30, 1998       June 30, 1997             June 30, 1998       June 30, 1997
                                                ----------------------------------------------------------------------------------
                                                                (Dollars in thousands, except per share amounts)
Basic:
  Net income                                              $1,802              $2,018                    $3,732              $3,875
  Net income applicable to common stock                    1,802               2,018                     3,732               3,875
  Average common shares - outstanding basic            6,658,203           7,141,359                 6,724,212           7,273,929
  Basic earnings per share                                  $.27                $.28                      $.55                $.53

Diluted:
  Net income                                              $1,802              $2,018                    $3,732              $3,875
  Average common shares - outstanding basic            6,658,203           7,141,359                 6,724,212           7,273,929

  Effect of dilutive securities:
     Shares issuable upon exercise of
     outstanding stock options and stock awards          269,917             181,545                   258,746             172,458
  Average common shares outstanding - diluted          6,928,120           7,322,904                 6,982,958           7,446,387

Diluted earnings per share                                  $.26                $.28                      $.53                $.52
                                                ====================================      ========================================

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." This Statement requires the disclosure of basic and diluted earnings per share and revises the method required to calculate these amounts under previous standards. Earnings per share data for the 1997 quarter has been restated to reflect adoption of this Statement. The adoption of this standard did not materially impact previously reported earnings per share for the 1997 quarter and six month period.

6. Consolidated Statements of Shareholders' Equity:

The consolidated statement of shareholders' equity for the six month period ending June 30, 1998 is as follows:

                                                                                      Accumulated
                                  Additional               Unearned      Unearned        Other                      Total
                          Common   Paid in    Treasury       ESOP          RRP       Comprehensive   Retained   Shareholders'
(Dollars in thousands)    Stock    Capital      Stock    Plan Shares   Plan Shares   Income (Loss)   Earnings       Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/97          $89     $85,992  $(19,464)      $(6,104)      $(3,107)         $3,724    $54,996        $116,126

Net income                     -           -         -             -             -               -      3,732           3,732
Change in compre-
    hensive income,
    net of tax                 -           -         -             -             -            (456)         -            (456)
Treasury stock
    purchased                  -           -   (10,075)            -             -               -          -         (10,075)
Cash dividends                 -           -         -             -             -               -     (1,832)         (1,832)
Stock awards and
     options                   -          65        89             -           256               -          -             410
                        -----------------------------------------------------------------------------------------------------
Balance at 6/30/98           $89     $86,057  $(29,450)      $(6,104)      $(2,851)         $3,268    $56,896        $107,905
                        =====================================================================================================

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


The Board of Directors of
 GA Financial, Inc.:

We have reviewed the accompanying consolidated statements of financial condition of GA Financial, Inc. (the Company) as of June 30, 1998, and the related consolidated statements of income and comprehensive income, and cash flows for the three-month and six-month periods ended June 30, 1998 and June 30, 1997. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition as of December 31, 1997 and the related consolidated statements of income, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report dated January 22, 1998, except as to the information presented in Note 19, for which the date is February 3, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.



/s/PricewaterhouseCoopers LLP


Pittsburgh, Pennsylvania
July 22, 1998

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

Comparison of Financial Condition at June 30, 1998 and December 31, 1997
------------------------------------------------------------------------

The Association's total assets of $838.3 million at June 30, 1998 increased $54.3 million or 6.9% from December 31, 1997. This increase was primarily attributed to an increase in investment securities primarily funded by increased borrowings of $32.1 million in the first six months of 1998.

Cash and cash equivalents of $33.7 million at June 30, 1998 increased $21.0 million or greater than 100% from December 31, 1997. The increase can be attributed to principal prepayments on mortgage-related securities and loans. Also, $5.8 million of mortgage-related securities were sold in June, 1998, the proceeds of which were temporarily invested in cash and cash equivalents.

Investment securities classified as available for sale increased $34.2 million or 22.6% to $185.5 million at June 30, 1998. This was primarily due to investment of borrowed funds from the Federal Home Loan Bank (the "FHLB") of Pittsburgh. These funds were invested primarily in municipal bonds and government securities.

Mortgage-related securities classified as available for sale decreased $20.7 million or 7.3% to $263.5 million at June 30, 1998. This is due to $5.8 million of mortgage-related securities sold in June 1998 and also principal prepayments.

There were no securities held by the Association which were classified as `held to maturity' or `held for trading' for either of the respective periods.

The following table presents details of the Association's investment securities and mortgage-backed securities as of
June 30, 1998 (dollars in thousands):

                                                                       Gross                Gross
                                                 Amortized           Unrealized          Unrealized
Available for sale securities:                      Cost               Gains               Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed certificates                           $172,971              $2,980             $  (214)            $175,737
Collateralized mortgage obligations                      87,865                 780                (918)              87,727
Marketable equity securities                             31,558               2,557                (109)              34,006
US government agency debt                                91,052                 168                (439)              90,781
Corporate obligations                                    24,826                 102                  (1)              24,927
Municipal obligations                                    35,486                 328                 (42)              35,772
----------------------------------------------------------------------------------------------------------------------------
   Total                                               $443,758              $6,915             $(1,723)            $448,950
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
============================================================================================================================

Loans receivable increased $16.4 million or 5.7% to $304.1 million at June 30, 1998. This was due to the Association's purchase and origination of first mortgage loans.

Education loans held for sale were primarily unchanged. Education loans are normally sold as they enter repayment status.

The following table presents details of the Association's loan portfolio (dollars in thousands):

                                                       June 30, 1998          December 31, 1997
                                                --------------------------------------------------
Mortgages:
   One to four family residential                                $234,184                 $215,024
   Multi-family residential                                         5,673                    5,778
   Commercial                                                       4,295                    4,360
   Construction and development                                     1,470                    2,966
Consumer loans:
   Home equity                                                     57,129                   59,111
   Education loans                                                 18,852                   18,853
Other:
   Loans on savings accounts                                        2,229                    2,168
   Unsecured personal loans and other                               2,408                    1,719
--------------------------------------------------------------------------------------------------
      Total                                                       326,240                  309,979

Less:
   Undisbursed mortgage loans                                         618                      688
   Deferred loan fees                                               1,168                    1,442
   Allowance for losses                                             1,501                    1,322
--------------------------------------------------------------------------------------------------
      Net loans                                                  $322,953                 $306,527
==================================================================================================

Accrued interest receivable increased $444,000 or 7.4% to $6.4 million at June 30, 1998. This was due to an increase in investment securities purchased.

FHLB stock increased $1.5 million or 15.5% to $11.4 million at June 30, 1998. The Association is required to own FHLB stock based upon levels of borrowings. As the use of FHLB advances increases, the amount of required stock ownership also increases.

Prepaid expenses and other assets increased $1.2 million or 14.6% to $9.4 million at June 30, 1998. This was primarily a result of the increase in the value of the bank owned life insurance.

Foreclosed assets increased $550,000 from December 31, 1997. The Association foreclosed on five properties and is in the process of selling them.

Total deposits increased $12.7 million or 2.7% to $474.8 million at June 30, 1998.

Borrowed funds increased $32.1 million or 16.2% to $230.3 million at June 30, 1998. This was the result of management's determination to place increased emphasis on the utilization of FHLB borrowings to fund asset growth, particularly investments in mortgage-related and investment securities. FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

There were $14.4 million securities purchased, not settled at June 30, 1998. These are all municipal securities that will settle in July, August, and September of 1998.

Accrued interest payable increased $3.0 million or greater than 100% to $4.4 million at June 30, 1998. This was a result of the timing of accrued interest payable being credited to deposit accounts and increased FHLB borrowings.

Other liabilities decreased $384,000 or 8.6% to $4.1 million at June 30, 1998. The change is primarily the result of a decrease of $363,000 in accrued deferred income taxes on available for sale securities.

Total shareholders' equity decreased $8.2 million or 7.1% to $107.9 million at June 30, 1998. This was primarily due to the purchase of $10.1 million of treasury stock, payment of $1.9 million in cash dividends, and $3.7 million in net income.

Comparison of the Consolidated Results of Operation for the Period of Three
---------------------------------------------------------------------------
Months Ended June 30, 1998 and 1997.
------------------------------------

Net Income.  Net income was $1.8 million for the period of three months ended
June 30, 1998, a decrease of $216,000 or    10.7% for the same period in 1997.
The decrease was primarily due to a decrease in net interest income due primarily to higher borrowing costs. This was offset in part by an increase in non-interest income due primarily to an increase in servicing fees and gains on sales of securities.

Interest Income. Interest income totaled $13.9 million for the period of three months ended June 30, 1998, an increase of $705,000 or 5.3% compared to the $13.2 million recorded for the period of three months ended June 30, 1997. The increase was primarily attributable to an increase in the average balance of interest-earning assets despite a lower yield than in the prior period. The average balances of interest-earning assets for the period of three months ended June 30, 1998 increased to $783.4 million, an increase of $84.7 million or 12.1%, compared to the average balance of interest-earning assets of $698.6 million for the same period in 1997. Weighted average yield on interest-earning assets for the three month period ended June 30, 1998 was 7.10% compared to 7.56% for the comparable period in 1997. This was due to a lower interest rate environment. Interest on loans for the three month period ended June 30, 1998 was $6.3 million at a weighted average yield of 7.75%, an increase of $972,000 or 18.1%, compared to interest income on loans of $5.4 million at a weighted average yield of 8.05% for the three month period ended June 30, 1997. This increase was due to an increase in the average balance of loans. The Association purchased $5.0 million of residential mortgage loans, which are outside of its normal lending area, during the second quarter of 1998. For the three month period ended June 30, 1998 interest income on mortgage-backed securities was $4.6 million at a weighted average yield of 6.93%, a decrease of $725,000 or 13.6%, compared to interest income of $5.3 million at a weighted average yield of 7.73% for the same period in 1997. Average balances in mortgage-backed securities decreased between the two periods as did the weighted average yield on these investments. This is primarily due to a lower rate environment and longer term instruments. The proceeds from the increase in borrowings were partially reinvested in mortgaged-backed securities. For the three month period ended June 30, 1998 interest income on investment securities was $2.6 million at a weighted average yield of 6.26%, an increase of $336,000 or 14.9%, compared to income of $2.3 million at a weighted average yield of 6.55% for the same period in 1997. The increase in interest income was due to the purchase of investment securities funded by FHLB borrowings. Interest income on interest-earning deposits and short-term investments was $186,000 at a weighted average yield of 5.77% for the period of three months ended June 30, 1998, an increase of $51,000 or 37.8%, compared to income of $135,000 at a weighted average yield of 5.20% for the comparable period in 1997. The increase was due to an increase in investments in federal funds sold and in interest-bearing demand deposits. This is due to cash from the sale of mortgage-related securities and prepayments of mortgage-related securities.

Interest Expense. Total interest expense for the three month period ended June 30, 1998 was $7.9 million, an increase of $1.1 million or 16.7%, compared to $6.8 million for the same period in 1997. Average balances of interest-bearing liabilities was $672.6 million for the period of three months ended June 30, 1998 at a weighted average cost of 4.71% compared to average balance of $582.3 million at a weighted average cost of 4.66% for the period of three months ended June 30, 1997. The increase in interest expense and the weighted average cost was primarily due to an increase in the average balance of interest-bearing liabilities primarily in the form of FHLB borrowings which bear higher rates than the Association's deposits. Average deposits increased $12.0 million or 2.76% to $445.4 million primarily due to interest crediting. The average rate paid on deposits decreased from 4.22% to 4.16% due to market pressures. Average borrowings increased to $225.2 million or 53.5% for the quarter ending June 30, 1998. Management currently believes it is efficient to fund asset growth through FHLB borrowings, rather than attempting to fund all asset growth through increases in interest bearing deposits. Management believes that FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. FHLB borrowings have been reinvested in investments and mortgaged-related securities and home equity consumer loans.

Net Interest Income: Net interest income before provision for loan losses for the period of three months ended June 30, 1998 was $6.0 million, a decrease of $427,000 or 6.6%, compared to $6.4 million recorded for the same period in 1997.

Provision for Loan Losses: The provision for loan losses during the period of three months ended June 30, 1998 was $90,000 as compared to $75,000 for the same period in 1997. The increase in the provision reflects the overall increase in the Association's loan portfolio primarily through continued purchases of residential mortgage loans originated in areas outside the local lending area of the Association. Although the Association performs the same underwriting criteria for purchased loans as it does for originated loans, due to the recent nature of such purchases the Association does not have as much loss experience data for such loans. The allowance for loan losses to total loans and total non-performing loans was .44% and 105%, respectively at June 30, 1998 and as compared to .42% and 132%, respectively at June 30, 1997. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income: Non-interest income consists of service fees, gains and losses on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the period of three months ended June 30, 1998 non-interest income was $888,000, an increase of $437,000, or 96.9%, compared to $451,000 recorded for the same period in 1997. Service fees totaled $410,000 for the period of three months ended June 30, 1998, an increase of
$130,000 or     46.4%, compared to $280,000 recorded for the same period in
1997. This increase primarily resulted from the Association increasing service fees, particularly on checking accounts. Net gains on the sale of securities is $95,000, an increase of $67,000 or greater than 100%, compared to the $28,000 recorded for the comparable period in 1997. This increase resulted primarily from the timing and amounts of security sales. There were $88,000 of gains on the sale of education loans for the quarter ended June 30, 1998. Education loans are sold as they enter repayment status. Data processing service fees increased $41,000, or 28.9%, to $183,000 for the quarter ending June 30, 1998. The Association's data services division added two new clients in 1997 and they are generating approximately $30,000 a quarter in new revenue.

Non-interest Expense. Total non-interest expense increased $496,000 to $4.1 million for the three months ended June 30, 1998. This was primarily due to an increase of $150,000 in compensation expense and $91,000 in marketing expenses. The increase in compensation expense is primarily due to the recording of the Employee Stock Ownership Plan at fair value, as required by generally accepted accounting principles.

Income Tax Expense. Income tax expense of $890,000 for the three months ended June 30, 1998 resulted in an effective tax rate of 33.1%. The income tax expense recorded for the period of three months ended June 30, 1997 of $1.2 million is an effective tax rate of 36.8%. This decrease in effective rate is due to purchase of municipal bonds and the bank owned life insurance.

Comparison of the Consolidated Results of Operation for the Period of Six Months
--------------------------------------------------------------------------------
Ended June 30, 1998 and 1997.
-----------------------------

Net Income.  Net income was $3.7 million for the period of six months ended June
30, 1998, a decrease of $143,000 or     3.7% for the same period in 1997.  This
decrease was primarily due to a decrease in net interest income which was a result of flat-yield curve environment which increases principal prepayments on mortgages and mortgage-backed securities.

Interest Income. Total interest income totaled $28.0 million for the period of six months ended June 30, 1998, an increase of $3.1 million or 12.6% compared to the $24.8 million recorded for the period of six months ended June 30, 1997.
The average balances of interest-earning assets for the period of six months ended June 30, 1998 increased to $773.4 million, an increase of $111.0 million or 16.8%, compared to the average balance of interest-earning assets of $662.4 million for the same period in 1997. Weighted average yield on interest-earning assets for the six month period ended June 30, 1998 was 7.23% compared to 7.49% for the comparable period in 1997. Interest on loans for the six month period ended June 30,

1998 was $12.9 million at a weighted average yield of 7.93%, an increase of $2.8 million or 27.8%, compared to interest income on loans of $10.1 million at a weighted average yield of 8.07% for the six month period ended June 30, 1997. This increase was due to an increase in the average balance of loans. The Association purchased $38.1 million of residential mortgage loans, which are outside of its normal lending area, during the first six months of 1998. For the six month period ended June 30, 1998 interest income on mortgage-backed securities was $9.5 million at a weighted average yield of 7.03%, a decrease of $525,000 or 5.3%, compared to interest income of $9.9 million at a weighted average yield of 7.50% for the same period in 1997. Average balances in mortgage-backed securities increased slightly between the two periods as the weighted average yield decreased on these investments. For the six month period ended June 30, 1998 interest income on investment securities was $4.9 million at a weighted average yield of 6.27%, an increase of $619,000 or 14.5%, compared to income of $4.3 million at a weighted average yield of 6.53% for the same period in 1997. The increase in interest income on investment securities was due to the purchase of investment securities. Mortgage-backed securities and investment securities have been funded with the FHLB borrowings. Interest income on interest-earning deposits and short-term investments was $335,000 at a weighted average yield of 5.87% for the period of six months ended June 30, 1998, an increase of $34,000 or 11.3%, compared to income of $301,000 at a weighted average yield of 6.60% for the comparable period in 1997. The increase was due to an increase in liquid investments in federal funds sold and in interest-bearing demand deposits. Increases in these liquid investments are primarily the result of prepayment and sales of mortgage-related securities.

Interest Expense. Total interest expense for the period of six months ended June 30, 1998 was $15.7 million, an increase of $3.4 million or 28.2%, compared to $12.2 million for the same period in 1997. Average balances of interest-bearing liabilities was $664.9 million for the period of six months ended June 30, 1998 at a weighted average cost of 4.71% compared to average balance of $541.6 million at a weighted average cost of 4.51% for the period of six months ended June 30, 1997. The increase in interest expense and the weighted average cost was primarily due to an increase in the average balance of interest-bearing liabilities in the form of FHLB borrowings which bear higher rates than the Association's deposits. Management currently believes it is efficient to fund asset growth through FHLB borrowings rather than attempting to fund all asset growth through increased deposit liabilities. Management believes that FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. FHLB borrowings have been reinvested in investment and mortgage-related securities and home equity consumer loans.

Net Interest Income: Net interest income before provision for loan losses for the period of six months ended June 30, 1998 was $12.3 million, a decrease of $314,000 or 2.5%, compared to $12.6 million recorded for the same period in 1997.

Provision for Loan Losses: The Association's provision for loan losses was $180,000 during the period of six months ended June 30, 1998 as compared to $150,000 in the same period in 1997. The increase in the provision reflects the overall increase in the Association's loan portfolio primarily through continued purchased residential mortgage loans originated in areas outside the local lending area of the Association. The Association purchased $38.1 million of these loans in the six months ended June 30, 1998. Although the Association performs the same underwriting criteria for purchased loans as it does for originated loans, due to the recent nature of such purchases the Association does not have as much loss experience data for such loans as it does for loans originated by the Association. During the first six months of 1998, the Association's provision for loan losses of $180,000 reflects the increase of the Association's residential loan portfolio. During 1997 and 1998 the Association initially increased its purchases of single family residential mortgage loans secured by properties located in areas outside the lending area of the Association. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income: Non-interest income consists of service fees, gains and losses on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the period of six months ended June 30, 1998 non-interest income was $1.7 million, an increase of 799,000 or 89.2%, compared to $896,000 recorded for the same period in 1997. Service fees totaled $764,000 for the period of six months ended June 30, 1998, an increase of $258,000 or 51.0%, compared to $506,000 recorded for the same period in 1997. This increase resulted from the Association increasing service fees, particularly on checking accounts. Net gains on the sale of securities is $257,000, an increase of $229,000 or greater than 100%, compared to the $28,000 recorded for the comparable period in 1997. This increase resulted primarily from the timing and amounts of security sales. Gains on the sale of education loans were approximately the same for both periods. Education loans are sold as they enter repayment status. Fees from the sale of data processing services were $370,000, an increase of $91,000 or 32.6%, compared to $279,000 recorded for the same period in 1997. The Association's data services division added two new clients in 1997 and they are expected to generate approximately $30,000 a quarter in new revenue in future quarters. Other non-interest income for the period of six months ended June 30, 1998 was $216,000, an increase of $207,000 compared to the $9,000 recorded for the comparable period in 1997. This is primarily due to earnings on the bank owned life insurance policy purchased in the fourth quarter of 1997 and the first quarter of 1998.

Non-interest Expense. Total non-interest expense for the six month period ended June 30, 1998 was $8.1 million, an increase of $920,000, or 12.7%, compared to $7.2 million for the same period in 1997. The increase is primarily attributed to an increase of $363,000, or 10.0%, in compensation expense, $412,000, or 27.0%, in miscellaneous other expenses, and $114,000, or 40.1%, in capital stock taxes. The Association increased salaries approximately 3% for 1998 and is also opening a new branch in August, 1998. Also, the Association experienced approximately $100,000 increase in the Employee Stock Ownership Plan (ESOP) due to a higher average market value in 1998 on GA Financial stock. In connection with the formation of the ESOP, the Association adopted Statement of Position 93-6. As shares in the ESOP are earned and committed to be released, compensation expense will be recorded based on the market value of GA Financial stock. The capital stock tax increase is due to a lower than expected amount of taxes in 1996 which resulted in a refund of taxes in 1997. The Company will incur approximately $800,000 in capital stock taxes in 1998. The increase of $412,000 in other is due to increases in marketing, professional fees, and miscellaneous expenses.

Income Tax Expense. Income tax expense of $1.9 million for the six months ended June 30, 1998 resulted in an effective tax rate of 34.1%. The income tax expense recorded for the period of six months ended June 30, 1997 of $2.3 million is an effective tax rate of 36.8%. This decrease was due to an increase in municipal bond purchases and the purchase of the bank owned life insurance.

Average Balance Sheets and Analysis of Net Interest Income
----------------------------------------------------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following table presents certain information relating to the Association's average consolidated statements of financial condition and consolidated statements of income for the period of three months ended June 30, 1998 and 1997. The yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from daily average balances. The average balance of loans receivable includes loans on which the Association has discontinued accruing interest. The yields and costs include fees and expenses which are considered adjustments to yield.

The following table presents average balances yields on interest-earning assets and average balances and costs of interest-bearing liabilities at June 30, 1998 and June 30, 1997 (Dollars in thousands).

                                          Three Months Ended June 30, 1998     Three Months Ended June 30, 1997

                                           Average                              Average
                                           Balance   Interest   Yield/Cost      Balance   Interest   Yield/Cost
                                        -----------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits and
     short-term investments                $ 12,892    $   186        5.77%     $ 10,386    $   135        5.20%
  Investment securities, net (1)            165,272      2,586        6.26%      137,363      2,250        6.55%
  Loans receivable, net (1) (2)             326,991      6,334        7.75%      266,366      5,362        8.05%
  Mortgage-backed securities, net (1)       266,850      4,621        6.93%      276,513      5,346        7.73%
  FHLB stock & other equity investments      11,353        184        6.48%        8,017        113        5.64%
                                        -----------------------------------------------------------------------
      Total interest-earning assets         783,358    $13,911        7.10%      698,645    $13,206        7.56%
Non-interest earning assets                  35,250                               27,623
                                        -----------                          -----------
      Total assets                         $818,608                             $726,268
                                        ===========                          ===========


Liabilities and equity:
Interest-bearing liabilities:
  Money market savings accounts            $ 14,610    $    78        2.14%     $ 16,577    $   103        2.49%
  Passbook accounts                         160,702      1,102        2.74%      161,720      1,209        2.99%
  NOW accounts                               32,363        135        1.67%       27,352        139        2.03%
  Certificate accounts                      237,735      3,321        5.59%      227,780      3,122        5.48%
                                        -----------------------------------------------------------------------
      Total                                 445,410      4,636        4.16%      433,429      4,573        4.22%
  FHLB advances & other borrowings          225,189      3,271        5.81%      146,712      2,198        5.99%
  Other                                       1,999          9        1.80%        2,109         13        2.47%
                                        -----------------------------------------------------------------------
      Total interest-bearing liabilities    672,598    $ 7,916        4.71%      582,250    $ 6,784        4.66%
Non-interest bearing liabilities             33,675                               29,130
Shareholders' equity                        112,335                              114,888
                                        -----------                          -----------
Total liabilities and shareholders'
 equity                                    $818,608                             $726,268
                                        ===========                          ===========


Net interest rate spread (3)                           $ 5,995        2.39%                 $ 6,422        2.90%
Net interest margin (4)                                               3.06%                                3.68%
Ratio of interest-earning assets to
   interest-bearing liabilities                                     116.47%                              119.99%

(1) Average balance includes related assets available for sale and unamortized discounts and premiums.
(2) Average balance is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.
(3) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by interest earning assets.

The following table presents average balances yields on interest-earning assets and average balances and costs of interest-bearing liabilities at June 30, 1998 and June 30, 1997 (Dollars in thousands).

                                          Six Months Ended June 30, 1998     Six Months Ended June 30, 1997

                                          Average                            Average
                                          Balance   Interest  Yield/Cost     Balance   Interest  Yield/Cost
                                        -------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits and
     short-term investments               $ 11,421   $   335        5.87%    $  9,120   $   301        6.60%
  Investment securities, net (1)           156,403     4,901        6.27%     131,132     4,282        6.53%
  Loans receivable, net (1) (2)            325,144    12,892        7.93%     249,874    10,084        8.07%
  Mortgage-backed securities, net (1)      269,269     9,466        7.03%     266,510     9,991        7.50%
  FHLB stock & other equity investments     11,188       356        6.36%       5,796       163        5.62%
                                        -------------------------------------------------------------------
      Total interest-earning assets        773,425   $27,950        7.23%     662,432   $24,821        7.49%
Non-interest earning assets                 35,143                             23,776
                                        ----------                         ----------
      Total assets                        $808,568                           $686,208
                                        ==========                         ==========


Liabilities and equity:
Interest-bearing liabilities:
  Money market savings accounts           $ 14,814   $   169        2.28%    $ 16,668   $   206        2.47%
  Passbook accounts                        160,566     2,201        2.74%     160,639     2,389        2.97%
  NOW accounts                              31,443       279        1.77%      27,391       274        2.00%
  Certificate accounts                     237,263     6,601        5.56%     227,361     6,163        5.42%
                                        -------------------------------------------------------------------
      Total                                444,086     9,250        4.17%     432,059     9,032        4.18%
  FHLB advances & other borrowings         218,902     6,385        5.83%     107,482     3,152        5.87%
  Other                                      1,913        18        1.88%       2,063        26        2.52%
                                        -------------------------------------------------------------------
      Total interest-bearing liabilities   664,901   $15,653        4.71%     541,604   $12,210        4.51%
Non-interest bearing liabilities            31,619                             27,271
Shareholders' equity                       112,048                            117,333
                                        ----------                         ----------
Total liabilities and shareholders'
 equity                                   $808,568                           $686,208
                                        ==========                         ==========


Net interest rate spread (3)                         $12,297        2.52%               $12,611        2.98%
Net interest margin (4)                                             3.18%                              3.81%
Ratio of interest-earning assets to
   interest-bearing liabilities                                   116.32%                            122.31%

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

Allowance for Loan Losses
-------------------------

The following table sets forth the changes in the allowance for loan losses for the six months ended June 30, 1998 (Dollars in thousands):

     Balance, December 31, 1997    $1,322
     Provision for loan losses        180
     Net charge-offs                   (1)
                                   ------

     Balance, June 30, 1998        $1,501
                                   ======

Non-Performing Assets
---------------------

The following table presents information regarding the Association's non-performing assets at the dates indicated:

                                                                       June 30, 1998   Dec. 31, 1997
                                                                     -------------------------------
                                                                           (dollars in thousands)
Non-performing loans:
   Non-accrual loans                                                          $1,426          $1,733
   Accruing loans which are contractually
      past due 90 days or more                                                     -               -
   Restructured loans                                                              -               -
----------------------------------------------------------------------------------------------------
      Total non-performing loans                                              $1,426          $1,733
   Real estate owned                                                             550               -
----------------------------------------------------------------------------------------------------

         Total non-performing assets                                          $1,976          $1,733
====================================================================================================


   Non-performing loans as a % of gross loans receivable                         .44%            .56%
   Non-performing loans to total assets                                          .17%            .22%
   Allowance for loan loss as a % of gross loans receivable                      .46%            .43%
   Allowance for loan loss to non-performing loans                               105%             76%

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

The Association is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision regulations. The minimum required liquidity is currently 5%. The Association's liquidity for the month of June, 1998 was 74.60% . The high levels of liquidity were due to management's maintenance of higher than required levels of liquidity in order to better manage interest rate risk by investing in investments that are eligible to be included in liquidity calculations.

At June 30, 1998 the Association had commitments to originate and purchase loans of $5.0 million and to purchase mortgage-backed securities of $37.0 million.
The Association anticipates that it will have sufficient funds available to meet these commitments.

At June 30, 1998 the Association's equity capital exceeded each of the OTS capital requirements. OTS requires Tier I capital to adjusted assets of 4.00% and the Association had 12.04%. Tier I capital to risk-based assets requirement is 4.00% and the Association had 31.40%. The total capital to risk-based assets requirement is 8.00% and the Association had 31.88%.

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

Other Developments
------------------

The Board of Directors declared a dividend of $.14 per share to stockholders of record on August 7, 1998, payable on August 20, 1998.

The company completed a stock repurchase program on June 8, 1998. Under the repurchase, 379,765 shares, or 5% of the shares outstanding, were repurchased at an average cost of $20.52. All of the stock was repurchased through registered broker-dealers in open-market transactions.

The Association announced that after a long and comprehensive study of its DataOne data processing division, it has concluded that it will no longer continue to provide data processing services for other financial institutions. The study included analysis of strategic business planning objectives, a review of the current data processing system and its operation, as well as a review of the competition in the data processing service arena.

As a result of this loss of data processing for other financial institutions, the Association's revenues will begin to decline in mid 1999. At the same time, expenses will begin to increase as the Association commences the implementation of an enhanced system and software. However, the future net costs of data processing will decrease as the new system replaces the existing system.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1997 (in the Company's Form 10-K) to June 30, 1998.

PART II - OTHER INFORMATION
---------------------------



Item 1.    Legal Proceedings
-------    -----------------
                 None


Item 2.    Changes in Securities and Use of Proceeds
-------    -----------------------------------------
                 None

Item 3.    Defaults upon Senior Securities
-------    -------------------------------
                 None

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------
                 None


Item 5.    Other Information
-------    -----------------
                 None

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------
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



                                                   GA FINANCIAL, INC.
                                                   ------------------
                                                      (Registrant)



Date      August 11, 1998      By /s/ John M. Kish
        -----------------         ----------------------------------------------
                                                 John M. Kish
                               Chairman of the Board and Chief Executive Officer
                                         (Principal Executive Officer)



Date      August 11, 1998      By /s/ Raymond G. Suchta
        -----------------         ----------------------------------------------
                                               Raymond G. Suchta
                                     Chief Financial Officer and Treasurer
                                 (Principal Accounting and Financial Officer)