Form 10-Q
period 1998-09-30
GA FINANCIAL INC/PA
filed 1998-11-13
CIK 1005313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

                         Commission File Number 1-14154
                                                  -----


                              GA FINANCIAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                               25-1780835
                 --------                               ----------
    (State or other jurisdiction of         (IRS Employer Indentification No.)
     (incorporation or organization)


4750 CLAIRTON BOULEVARD, PITTSBURGH, PENNSYLVANIA                  15236
---------------------------------------------------                -----
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,132,975 shares of common stock, par value $.01 per share, were outstanding as of October 31, 1998.

                               GA FINANCIAL, INC.

                                   FORM 10-Q

                               September 30, 1998


                                     INDEX

                                                                                 Page
                                                                                 ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

              Consolidated Statements of Financial Condition -
              September 30, 1998 and December 31, 1997..........................     1

              Consolidated Statements of Income and Comprehensive Income -
              For the Three and Nine Months Ended September 30, 1998 and 1997...     2

              Consolidated Statements of Cash Flows - For the Nine
              Months Ended September 30, 1998 and 1997..........................     3

              Notes to Consolidated Financial Statements........................  4- 7

              Report of Independent Accountants.................................     8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................  9-18

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..........    18

PART II:   OTHER INFORMATION...................................................    19

SIGNATURES ....................................................................    20

                                                  PART I - FINANCIAL INFORMATION
                                                  ------------------------------

Item 1.  Financial Statements
-------  --------------------

GA Financial, Inc.
Consolidated Statements of Financial Condition
September 30, 1998 and December 31, 1997

                                                                                        Sept. 30, 1998  Dec. 31, 1997
                                                                                         (Unaudited)
---------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                      (Dollars in thousands)
Cash (including interest-bearing demand deposits of $2,656
    in 1998 and $3,291 in 1997)                                                              $  9,546        $ 10,242
Federal funds sold                                                                              1,000           2,500
Available for sale securities, at fair value:
    Investment securities                                                                     176,064         151,265
    Mortgage-related securities                                                               271,671         284,161
Loans receivable, net                                                                         304,330         287,674
Education loans held for sale                                                                  22,515          18,853
Accrued interest receivable                                                                     6,869           5,977
Federal Home Loan Bank stock                                                                   11,413           9,833
Office, property and equipment                                                                  5,073           5,203
Foreclosed assets                                                                                 602               -
Prepaid expenses and other assets                                                               9,810           8,240
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                 $818,893        $783,948
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing demand deposits                                                          $ 25,146        $ 21,375
Savings accounts                                                                              444,184         440,779
Borrowed funds                                                                                226,955         198,237
Advances from borrowers for taxes and insurance                                                   758           1,602
Accrued interest payable                                                                        5,350           1,385
Other liabilities                                                                               6,117           4,444
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                            $708,510         667,822

Shareholders' Equity:
Preferred stock, (.01 par value); 1,000,000 shares authorized; 0 shares issued                      -               -
Common stock, (.01 par value); 23,000,000 shares authorized;
    8,900,000 shares issued                                                                        89              89
Additional paid in capital                                                                     86,036          85,992
Treasury stock, at cost (1,757,025 shares at September 30, 1998 and
   1,182,130 shares at December 31, 1997)                                                     (30,721)        (19,464)
Unearned employee stock ownership plan (ESOP) shares                                           (6,104)         (6,104)
Unearned recognition and retention plan (RRP) shares                                           (2,640)         (3,107)
Accumulated other comprehensive income                                                          5,216           3,724
Retained earnings                                                                              58,507          54,996
---------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                    110,383         116,126

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $818,893        $783,948
=====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

GA Financial, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended September 30, 1998 and 1997

                                                                                        For the Three Months  For the Nine Months
                                                                                          Ended Sept. 30,       Ended Sept. 30,
                                                                                          1998       1997       1998       1997
Dollars in thousands, except per share amounts                                              (Unaudited)           (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------

Interest income:
   Loans                                                                                  $ 6,321    $ 6,033    $19,213   $16,117
   Mortgage-related securities                                                              4,420      5,424     13,886    15,415
   Investment securities                                                                    2,969      2,196      8,226     6,641
   Interest on bank deposits                                                                  112        109        447       410
---------------------------------------------------------------------------------------------------------------------------------
   Total interest income                                                                  $13,822    $13,762    $41,772   $38,583
---------------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                                         4,746      4,710     13,996    13,742
   Interest on borrowings                                                                   3,335      2,576      9,720     5,728
   Other                                                                                        9         15         27        41
---------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                                   8,090      7,301     23,743    19,511
---------------------------------------------------------------------------------------------------------------------------------
   Net interest income before provision for losses on loans                               $ 5,732    $ 6,461    $18,029   $19,072
Provision for losses on loans                                                                  90         75        270       225
---------------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for losses on loans                                $ 5,642    $ 6,386    $17,759   $18,847
---------------------------------------------------------------------------------------------------------------------------------
Non-interest income:
   Service fees                                                                               622        432      1,386       938
   Net gain on sales of securities                                                            100         10        357        38
   Net gain on sales of education loans                                                         -        113         88       187
   Data processing service fees                                                               195        164        565       443
   Other                                                                                      847          1      1,063        10
---------------------------------------------------------------------------------------------------------------------------------
   Total non-interest income                                                                1,764        720      3,459     1,616
---------------------------------------------------------------------------------------------------------------------------------
Non-interest expense:
   Compensation and employee benefits                                                       1,992      1,895      5,975     5,515
   Occupancy and equipment                                                                    464        445      1,342     1,325
   Deposit insurance premiums                                                                  71         71        213       210
   Data processing service expenses                                                           428        424      1,236     1,202
   Capital stock taxes                                                                         48        161        446       402
   Other                                                                                      581        657      2,520     2,227
---------------------------------------------------------------------------------------------------------------------------------
   Total non-interest expense                                                               3,584      3,653     11,732    10,881
---------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                                  $ 3,822    $ 3,453    $ 9,486   $ 9,582
Provision for income taxes                                                                  1,279      1,287      3,211     3,541
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                $ 2,543    $ 2,166    $ 6,275   $ 6,041
=================================================================================================================================

Other comprehensive income
   Unrealized gains on available for sale securities, net of taxes
    for 1998 and 1997, respectively                                                         1,948      2,324      1,492     2,447
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                      $ 4,491    $ 4,490    $ 7,767   $ 8,488
=================================================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

Basic earnings per share                                                                 $   .40     $   .31(1)  $ .95    $ .85(1)
                                                                                         =======     =======     =====    =====
Diluted earnings per share                                                               $   .39     $   .30(1)  $ .92    $ .83(1)
                                                                                         =======     =======     =====    =====
Dividends per share                                                                      $   .14     $   .12     $ .40    $ .30
                                                                                         =======     =======     =====    =====

Average shares outstanding - basic                                                     6,338,184   6,963,444  6,594,635  7,168,791
Average shares outstanding - diluted                                                   6,506,516   7,216,061  6,830,895  7,375,747

(1)Earnings per share were restated to reflect the Company's adoption of SFAS No. 128, "Earnings per Share".

GA Financial, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1998 and 1997

                                                                                        For the Nine Months Ended
--------------------------------------------------------------------------------------------------------------------
                                                                                              September 30,
                                                                                         1998              1997
                                                                                              (Unaudited)
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:                                                    (Dollars in thousands)

Net income                                                                               $   6,275         $   6,041
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Provision for losses on loans                                                               270               225
   Depreciation on office, property and equipment                                              598               654
   Net premium amortization (discount accretion) on securities                                 166               (72)
   Amortization of net deferred loan fees                                                     (297)             (140)
   Allocation of RRP shares                                                                    466               610
   Allocation of unallocated ESOP shares                                                       244               198
   Net realized (gain) on sales of securities                                                 (356)              (38)
   Net realized (gain) on sale of education loans                                              (88)             (187)
   (Increase) in accrued interest receivable                                                  (892)           (1,469)
   (Increase) in prepaid expenses and other assets                                          (1,708)              (87)
   Increase in accrued interest payable                                                      3,965             4,119
   Amortization of intangibles                                                                 138               138
   Increase (decrease) in other liabilities                                                      -                 -
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                             $   8,781         $   9,992
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of available for sale securities                                      82,313            88,308
   Proceeds from sale of education loans                                                     3,350             6,176
   Repayments and maturities of available for sale securities                               92,491            32,567
   Purchases of available for sale securities                                             (184,556)         (194,131)
   Purchase of loans                                                                       (42,902)          (90,000)
   Net decrease (increase) in loans                                                         18,747            12,553
   Purchases of office, property and equipment, net                                           (468)             (491)
   Purchase of Federal Home Loan Bank stock                                                 (1,580)           (7,485)
--------------------------------------------------------------------------------------------------------------------
   Net cash (used in) investing activities                                                 (32,605)         (152,503)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in demand and savings deposits                                                 705             1,761
   Net increase in certificates of deposit                                                   6,471             5,545
   Net  increase in advances from borrowers for taxes and insurance                             (3)               (2)
   Purchase of RRP stock                                                                         0            (4,095)
   Purchase of treasury stock                                                              (11,341)           (7,766)
   Other stock transactions                                                                    129                 0
   Payments made under capital lease obligations                                               (44)             (125)
   Payments of borrowed funds                                                             (423,069)         (463,776)
   Proceeds from borrowed funds                                                            451,788           612,649
   Dividends paid                                                                           (3,008)           (2,462)
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                21,628           141,729
--------------------------------------------------------------------------------------------------------------------
   Net (decrease) in cash and cash equivalents                                             ($2,196)            ($782)

Cash and cash equivalents at beginning of period                                            12,742            24,299
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $  10,546         $  23,517
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

In the opinion of the management of the Association, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that the accompanying consolidated financial statements be read in conjunction with the Association's 1997 Annual Report on Form 10-K. The consolidated financial statements as of September 30, 1998 and for the nine months ended September 30, 1998 and September 30, 1997 have been reviewed by PricewaterhouseCoopers LLP, the Company's independent accountants, whose report is included herein. Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Association. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Association.

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

As of September 30, 1998, the most recent notification from the Office of Thrift Supervision (the "OTS") categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

                                                         Tier I              Tier I              Total
                                                        Leverage           Risk-Based          Risk-based
                                                        Capital             Capital             Capital
                                                   ---------------------------------------------------------
                                                                    (Dollars in thousands)
September 30, 1998:
     Equity capital (1)                                     $102,106            $102,106            $102,106
     General valuation allowance (2)                               -                   -               1,529
     Less unrealized gains on certain available-
      for-sale securities                                     (5,563)             (5,563)             (5,563)
     Less core deposit intangible                               (957)               (957)               (957)
                                                   ---------------------------------------------------------
Total regulatory capital                                    $ 95,586            $ 95,586            $ 97,115
Minimum regulatory capital                                    32,027              12,298              24,595
                                                   ---------------------------------------------------------
Excess regulatory capital                                   $ 63,559            $ 83,288            $ 72,520
                                                   =========================================================

Regulatory capital as a percentage                             11.94%              31.09%              31.59%
Minimum regulatory capital as a percentage                      4.00%               4.00%               8.00%
                                                   ---------------------------------------------------------
Excess regulatory capital as a percentage                       7.94%              27.09%              23.59%
                                                   =========================================================
Well capitalized requirement under
      prompt corrective actions provisions                      5.00%               6.00%              10.00%
                                                   =========================================================

Adjusted assets as reported to the OTS                      $800,669            $307,438            $307,438

                                                         Tier I              Tier I              Total
                                                        Leverage           Risk-Based          Risk-based
                                                        Capital             Capital             Capital
                                                 -----------------------------------------------------------
                                                                    (Dollars in thousands)
December 31, 1997:
     Equity capital (1)                                     $100,319            $100,319            $100,319
     General valuation allowance (2)                               -                   -               1,322
     Less unrealized gains on certain available-
      for-sale securities                                     (3,329)             (3,329)             (3,329)
     Less core deposit intangible                             (1,095)             (1,095)             (1,095)
                                                   ---------------------------------------------------------
Total regulatory capital                                      95,895              95,895              97,217
Minimum regulatory capital                                    30,458              11,520              23,040
                                                   ---------------------------------------------------------
Excess regulatory capital                                   $ 65,437            $ 84,375            $ 74,177
                                                   =========================================================


Regulatory capital as a percentage                             12.59%              33.30%              33.76%
Minimum regulatory capital as a percentage                      4.00%               4.00%               8.00%
                                                   ---------------------------------------------------------
Excess regulatory capital as a percentage                       8.59%              29.30%              25.76%
                                                   =========================================================

Well capitalized requirement under
      prompt corrective actions provisions                      5.00%               6.00%              10.00%
                                                   =========================================================

Adjusted assets as reported to the OTS                      $761,451            $288,002            $288,002

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

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," was issued. Implementation of SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Management of the Company is currently assessing the impact of the adoption of the standard. Implementation is required for all fiscal quarters of fiscal years beginning after June 15, 1999 and will be applied prospectively with an adjustment for the cumulative effect at adoption.

4. Derivative Financial Instruments with Off-Balance Sheet Risk

A reconciliation of forward and standby commitment activity for the period follows:


(Dollars in thousands)        Forward Commitments       Standby Commitments
                              ---------------------------------------------

Balance at December 31, 1997              $ 26,000                 $ 16,000
Purchase commitments                        80,380                    8,000
Commitments sold                           (38,600)                       -
Commitments settled                        (52,780)                 (16,000)
                              ---------------------------------------------
Balance at September 30, 1998             $ 15,000                 $  8,000
                              =============================================

The fair value of the $23.0 million in commitments was approximately $23.5 million at September 30, 1998.

5.    Earnings per Share:


                                                       For the three months ended                 For the nine months ended
                                                 September 30, 1998  September 30, 1997     September 30, 1998  September 30, 1997
                                               -----------------------------------------------------------------------------------
                                                                   (Dollars in thousands, except per share amounts)
Basic:
  Net income                                       $    2,543          $    2,166                $    6,275          $    6,041
  Net income applicable to common stock                 2,543               2,166                     6,275               6,041
  Average common shares - outstanding basic         6,338,184           6,963,444                 6,594,635           7,168,791
  Basic earnings per share                         $      .40          $      .31                $      .95          $      .85

Diluted:
  Net income                                       $    2,543          $    2,166                $    6,275          $    6,041
  Average common shares - outstanding basic         6,338,184           6,963,444                 6,594,635           7,168,791

  Effect of dilutive securities:
     Shares issuable upon exercise of
     outstanding stock options and stock awards       168,332             252,617                   236,261             206,956
  Average common shares outstanding - diluted       6,506,516           7,216,061                 6,830,896           7,375,747

Diluted earnings per share                         $      .39          $      .30                $      .92          $      .83
                                               ==================================      ========================================

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." This Statement requires the disclosure of basic and diluted earnings per share and revises the method required to calculate these amounts under previous standards. Earnings per share data for the 1997 quarter has been restated to reflect adoption of this Statement. The adoption of this standard did not materially impact previously reported earnings per share for the 1997 quarter and nine month period.

6. Consolidated Statements of Shareholders' Equity:

The consolidated statement of shareholders' equity for the nine month period ending September 30, 1998 is as follows:

                                                                                           Accumulated
                                       Additional               Unearned      Unearned        Other                      Total
                               Common   Paid in    Treasury       ESOP          RRP       Comprehensive   Retained   Shareholders'
(Dollars in thousands)         Stock    Capital      Stock    Plan Shares   Plan Shares   Income (Loss)   Earnings       Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/97               $89     $85,992  $(19,464)      $(6,104)      $(3,107)         $3,724    $54,996        $116,126

Net income                          -           -         -             -             -               -      6,275           6,275
Change in comprehensive
    income, net of tax              -           -         -             -             -           1,492          -           1,492
Treasury stock purchased            -           -   (11,341)            -             -               -          -          (11,341)

Cash dividends                      -           -         -             -             -               -     (2,764)         (2,764)
Stock awards and options            -          44        84             -           467               -          -             595
                              ----------------------------------------------------------------------------------------------------
Balance at 9/30/98                $89     $86,036  $(30,721)      $(6,104)      $(2,640)         $5,216    $58,507        $110,383
                              ====================================================================================================

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------




The Board of Directors of
 GA Financial, Inc.:

We have reviewed the accompanying consolidated statements of financial condition of GA Financial, Inc. (the Company) as of September 30, 1998, and the related consolidated statements of income and comprehensive income, and cash flows for the three-month and nine-month periods ended September 30, 1998 and September 30, 1997. These consolidated financial statements are the responsibility of the Company's management.

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



/s/PricewaterhouseCoopers LLP
October 21, 1998

Pittsburgh, Pennsylvania

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

Comparison of Financial Condition at September 30, 1998 and December 31, 1997
-----------------------------------------------------------------------------

The Association's total assets of $818.9 million at September 30, 1998 increased $34.9 million or 4.5% from December 31, 1997. This increase was primarily attributed to an increase in investment securities primarily funded by increased borrowings of $28.7 million in the first nine months of 1998.

Cash and cash equivalents of $10.5 million at September 30, 1998 decreased $2.2 million or 17.2% from December 31, 1997. These funds were invested in investment securities.

Investment securities classified as available for sale increased $24.8 million or 16.4% to $176.1 million at September 30, 1998. This was primarily due to investment of borrowed funds from the Federal Home Loan Bank (the "FHLB") of Pittsburgh. These funds were invested primarily in municipal bonds and government securities.

Mortgage-related securities classified as available for sale decreased $12.5 million or 4.4% to $271.7 million at September 30, 1998. This is due to principal repayments and prepayments.

There were no securities held by the Association which were classified as `held to maturity' or `held for trading' for either of the respective periods.

The following table presents details of the Association's investment securities and mortgage-related securities as of
September 30, 1998 (dollars in thousands):

                                                                       Gross                Gross
                                                 Amortized           Unrealized          Unrealized
Available for sale securities:                      Cost               Gains               Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed certificates                           $176,592              $4,047             $   (25)            $180,614
Collateralized mortgage obligations                      90,279               1,184                (406)              91,057
Marketable equity securities                             32,059               2,292                (602)              33,749
US government agency debt                                71,235                 605                (105)              71,735
Corporate obligations                                    23,297                 290                   0               23,587
Municipal obligations                                    45,994                 999                   0               46,993
----------------------------------------------------------------------------------------------------------------------------
   Total                                               $439,456              $9,417             $(1,138)            $447,735
============================================================================================================================

The following table presents details of the Association's investment securities and mortgage-related securities as of December 31, 1997 (dollars in thousands):

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
============================================================================================================================

Loans receivable increased $16.7 million or 5.8% to $304.3 million at September 30, 1998. This was due to the Association's purchase and origination of first mortgage loans.

Education loans increased $3.7 million or 19.4% to 22.5 million due to originations.

The following table presents details of the Association's loan portfolio (dollars in thousands):

                                                       September 30, 1998        December 31, 1997
                                                      --------------------------------------------
Mortgages:
   One to four family residential                                $232,119                 $215,024
   Multi-family residential                                         5,527                    5,778
   Commercial                                                       7,422                    4,360
   Construction and development                                     1,738                    2,966
Consumer loans:
   Home equity                                                     56,001                   59,111
   Education loans                                                 22,515                   18,853
Other:
   Loans on savings accounts                                        2,104                    2,168
   Unsecured personal loans and other                               2,795                    1,719
--------------------------------------------------------------------------------------------------
      Total                                                      $330,221                  309,979

Less:
   Undisbursed mortgage loans                                         779                      688
   Deferred loan fees                                               1,068                    1,442
   Allowance for losses                                             1,529                    1,322
--------------------------------------------------------------------------------------------------
      Net loans                                                  $326,845                 $306,527
==================================================================================================

Accrued interest receivable increased $892,000 or 14.9% to $6.9 million at September 30, 1998. This was due to an increase in investment securities purchased.

FHLB stock increased $1.6 million or 16.1% to $11.4 million at September 30, 1998. The Association is required to own FHLB stock based upon levels of borrowings. As the use of FHLB advances increases, the amount of required stock ownership also increases.

Prepaid expenses and other assets increased $1.6 million or 19.1% to $9.8 million at September 30, 1998. This was primarily a result of the increase in the value of the bank owned life insurance and a $717,000 capital stock tax benefit recorded in the third quarter.

Foreclosed assets increased $602,000 from December 31, 1997. The Association foreclosed on nine properties, sold two of them, and is in the process of selling the others.

Total deposits increased $7.2 million or 1.5% to $469.3 million at September 30, 1998.

Borrowed funds increased $28.7 million or 14.5% to $227.0 million at September 30, 1998. This was the result of management's determination to place increased emphasis on the utilization of FHLB borrowings to fund asset growth, particularly investments in mortgage-related and investment securities. FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

Accrued interest payable increased $4.0 million or greater than 100% to $5.4 million at September 30, 1998. This was a result of the timing of accrued interest payable being credited to deposit accounts and increased FHLB borrowings.

Other liabilities increased $1.7 million or 37.6% to $6.1 million at September 30, 1998. The change is primarily the result of tax effect of the unrealized gains on available for sale securities.

Total shareholders' equity decreased $5.7 million or 5.0% to $110.4 million at September 30, 1998. This was primarily due to the purchase of $11.3 million of treasury stock, payment of $2.8 million in cash dividends, $1.5 million increase in other comprehensive income, and $6.3 million in net income.

Comparison of the Consolidated Results of Operation for the Period of Three
---------------------------------------------------------------------------
Months Ended September 30, 1998 and 1997.
-----------------------------------------

Net Income. Net income was $2.5 million for the period of three months ended September 30, 1998, an increase of $377,000 or 17.4% for the same period in 1997. This was due substantially to a $1.0 million tax benefit recorded in the current quarter resulting from an anticipated settlement of previously paid state capital stock taxes and a recalculation of the rate used to accrue these taxes.

Interest Income. Interest income totaled $13.8 million for the period of three months ended September 30, 1998, an increase of $60,000 or .4% compared to the $13.8 million recorded for the period of three months ended September 30, 1997. The increase was primarily attributable to an increase in the average balance of interest-earning assets despite a lower yield than in the prior period. The average balances of interest-earning assets for the period of three months ended September 30, 1998 increased to $784.5 million, an increase of $55.4 million or 7.6%, compared to the average balance of interest-earning assets of $729.1 million for the same period in 1997. Weighted average yield on interest-earning assets for the three month period ended September 30, 1998 was 7.05% compared to 7.55% for the comparable period in 1997. This was due to a lower interest rate environment. Interest on loans for the three month period ended September 30, 1998 was $6.3 million at a weighted average yield of 7.73%, an increase of $288,000 or 4.8%, compared to interest income on loans of $6.0 million at a weighted average yield of 8.37% for the three month period ended September 30, 1997. This increase was due to an increase in the average balance of loans.
The Association purchased $4.8 million of residential mortgage loans, which are outside of its normal lending area, during the third quarter of 1998. For the three month period ended September 30, 1998 interest income on mortgage-related securities was $4.4 million at a weighted average yield of 6.70%, a decrease of $1.0 million or 18.5%, compared to interest income of $5.4 million at a weighted average yield of 7.31% for the same period in 1997. Average balances in mortgage-related securities decreased between the two periods as did the weighted average yield on these investments. This was due to an increase in principal repayments during the quarter and lower interest rates on reinvested funds. For the three month period ended September 30, 1998 interest income on investment securities was $2.8 million at a weighted average yield of 6.37%, an increase of $721,000 or 35.0%, compared to income of $2.1 million at a weighted average yield of 6.44% for the same period in 1997. The increase in interest income was due to the purchase of investment securities. Interest income on interest-earning deposits and short-term investments was $112,000 at a weighted average yield of 6.13% for the period of three months ended September 30, 1998, compared to income of $109,000 at a weighted average yield of 5.92% for the comparable period in 1997. FHLB stock dividends increased in the current period compared to the same period in 1997 due to FHLB stock purchases.

Interest Expense. Total interest expense for the three month period ended September 30, 1998 was $8.1 million, an increase of $789,000 or 10.8%, compared to $7.3 million for the same period in 1997. Average balances of interest-bearing liabilities was $676.7 million for the period of three months ended September 30, 1998 at a weighted average cost of 4.78% compared to average balance of $608.7 million at a weighted average cost of 4.80% for the period of three months ended September 30, 1997. The increase in interest expense and the weighted average cost was primarily due to an increase in the average balance of interest-bearing liabilities primarily in the form of FHLB borrowings which bear higher interest rates than the Association's deposits. Average deposits increased $10.0 million or 2.3% to $447.6 million primarily due to interest crediting. The average rate paid on deposits decreased from 4.31% to 4.24% due to the market environment. Average borrowings increased to $227.6 million or 34.4% for the quarter ending September 30, 1998. Management currently believes it is efficient to fund asset growth through FHLB borrowings, rather than attempting to fund all asset growth through increases in interest bearing deposits. Management believes that FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. FHLB borrowings have been reinvested in investment, mortgaged-related securities, and home equity consumer loans.

Net Interest Income: Net interest income before provision for loan losses for the period of three months ended September 30, 1998 was $5.7 million, a decrease of $729,000 or 11.3%, compared to $6.5 million recorded for the same period in 1997.

Provision for Loan Losses: The provision for loan losses during the period of three months ended September 30, 1998 was $90,000 as compared to $75,000 for the same period in 1997. The increase in the provision reflects the overall increase in the Association's loan portfolio primarily through continued purchases of residential mortgage loans originated in areas outside the local lending area of the Association. Although the Association performs the same underwriting criteria for purchased loans as it does for originated loans, due to the recent nature of such purchases the Association does not have as much loss experience data for such loans. The allowance for loan losses to total loans and total non-performing loans and foreclosed assets was .46% and 80%, respectively at September 30, 1998 and as compared to .40% and 64%, respectively at September 30, 1997. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income: Non-interest income consists of service fees, gains and losses on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the period of three months ended September 30, 1998 non-interest income was $1.8 million, an increase of $1.0 million, or greater than 100%, compared to $720,000 recorded for the same period in 1997. This was due substantially to a $1.0 million tax benefit resulting from an anticipated settlement of previously paid state capital stock taxes and a recalculation of the rate used to accrue those taxes. Service fees totaled $622,000 for the period of three months ended September 30, 1998, an increase of $190,000 or 44.0%, compared to $432,000 recorded for the same period in 1997. This increase primarily resulted from the Association increasing service fees, particularly on checking accounts. Net gains on the sale of securities is $100,000, an increase of $90,000 or greater than 100%, compared to the $10,000 recorded for the comparable period in 1997. This increase resulted primarily from the timing and amounts of security sales. There were $113,000 of gains on the sale of education loans for the quarter ended September 30, 1997, and none for the current quarter. Education loans are sold as they enter repayment status. Data processing service fees increased $31,000, or 18.9%, to $195,000 for the quarter ending September 30, 1998. The Association's data services division added two new clients in 1997 and they are generating approximately $30,000 a quarter in new revenue.

Non-interest Expense. Total non-interest expense decreased $69,000 to $3.6 million for the three months ended September 30, 1998. This was substantially due to a decrease of $290,000 reduction in the accrual for 1998 state capital stock taxes.

Income Tax Expense. Income tax expense of $1.3 million for the three months ended September 30, 1998 resulted in an effective tax rate of 33.5%. The income tax expense recorded for the period of three months ended September 30, 1997 of $1.3 million is an effective tax rate of 37.3%. This decrease in effective rate is due to the increased purchase of bank qualified municipal bonds and the bank owned life insurance.

Comparison of the Consolidated Results of Operation for the Period of Nine
--------------------------------------------------------------------------
Months Ended September 30, 1998 and 1997.
-----------------------------------------

Net Income. Net income was $6.3 million for the period of nine months ended September 30, 1998, an increase of $234,000 or 3.9% for the same period in 1997. This increase was primarily due to a tax benefit of $1.0 million resulting from an anticipated settlement of previously paid state capital stock taxes and a recalculation of the rate used to accrue those taxes.

Interest Income. Interest income totaled $41.8 million for the period of nine months ended September 30, 1998, an increase of $3.2 million or 8.3% compared to the $38.6 million recorded for the period of nine months ended September 30, 1997. The average balances of interest-earning assets for the period of nine months ended September 30, 1998 increased to $777.1 million, an increase of $92.3 million or 13.5%, compared to the average balance of interest-earning assets of $684.9 million for the same period in 1997. Weighted average yield on interest-earning assets for the nine month period ended September 30, 1998 was 7.17% compared to 7.51% for the comparable period in 1997 due to market rates. Interest on loans for the nine month period ended September 30, 1998 was $19.2 million at a weighted average yield of

7.86%, an increase of $3.1 million or 19.2%, compared to interest income on loans of $16.1 million at a weighted average yield of 8.18% for the nine month period ended September 30, 1997. This increase was due to an increase in the average balance of loans. The Association purchased $42.9 million of residential mortgage loans, which are outside of its normal lending area, during the first nine months of 1998. For the nine month period ended September 30, 1998 interest income on mortgage-backed securities was $13.9 million at a weighted average yield of 6.92%, a decrease of $1.5 million or 9.9%, compared to interest income of $15.4 million at a weighted average yield of 7.43% for the same period in 1997. Average balances in mortgage-backed securities decreased slightly between the two periods as the weighted average yield decreased on these investments. For the nine month period ended September 30, 1998 interest income on investment securities was $7.7 million at a weighted average yield of 6.30%, an increase of $1.3 million or 21.1%, compared to income of $6.3 million at a weighted average yield of 6.50% for the same period in 1997. The increase in interest income on investment securities was due to the purchase of investment securities funded by FHLB borrowings. Interest income on interest-earning deposits and short-term investments was $447,000 at a weighted average yield of 5.94% for the period of nine months ended September 30, 1998, an increase of $37,000 or 9.0%, compared to income of $410,000 at a weighted average yield of 6.41% for the comparable period in 1997. The increase was due to an increase in liquid investments in federal funds sold and in interest-bearing demand deposits. Increases in these liquid investments are primarily the result of principal repayments and sales of mortgage-related securities. FHLB stock dividend income increased $246,000 or 83.1% due to an increase of $4.5 million in average balances of FHLB stock which is required because of the increase in FHLB borrowings.

Interest Expense. Total interest expense for the period of nine months ended September 30, 1998 was $23.7 million, an increase of $4.2 million or 21.7%, compared to $19.5 million for the same period in 1997. Average balances of interest-bearing liabilities was $668.9 million for the period of nine months ended September 30, 1998 at a weighted average cost of 4.73% compared to average balance of $564.2 million at a weighted average cost of 4.61% for the period of nine months ended September 30, 1997. The increase in interest expense and the weighted average cost was primarily due to an increase in the average balance of interest-bearing liabilities in the form of FHLB borrowings which bear higher rates than the retail deposits. Management currently believes it is efficient to fund asset growth through FHLB borrowings rather than attempting to fund all asset growth through increased deposit liabilities. Management believes that FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. FHLB borrowings have been reinvested in investment, mortgage-related securities, and home equity consumer loans.

Net Interest Income: Net interest income before provision for loan losses for the period of nine months ended September 30, 1998 was $18.0 million, a decrease of $1.0 million or 5.5%, compared to $19.1 million recorded for the same period in 1997.

Provision for Loan Losses: The Association's provision for loan losses was $270,000 during the period of nine months ended September 30, 1998 as compared to $225,000 in the same period in 1997. The increase in the provision reflects the overall increase in the Association's loan portfolio. The Association continued purchasing one to four family residential mortgage loans originated in areas outside the local lending area of the Association. The Association purchased $42.9 million of these loans in the nine months ended September 30, 1998. Although the Association performs the same underwriting criteria for purchased loans as it does for originated loans, due to the recent nature of such purchases the Association does not have as much loss experience data for such loans as it does for loans originated by the Association. Starting in 1997, the Association increased its purchases of single family residential mortgage loans secured by properties located in areas outside the lending area of the Association. Such purchases totalled $97.6 million and $42.9 million in fiscal 1997 and 1998, respectively, as compared to $71.1 million in fiscal 1996. To the extent the Association continues to increase its purchases of loans secured outside of its market area, the Association will further increase its provision for loan losses which would adversely affect net interest income. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income: Non-interest income consists of service fees, gains and losses on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the period of nine months ended September 30, 1998 non-interest income was $3.5 million, an increase of $1.8 million or greater than 100%, compared to $1.6 million recorded for the same period in 1997. Service fees totaled $1.4 million for the period of nine months ended September 30, 1998, an increase of $448,000 or 47.8%, compared to $938,000 recorded for the same period in 1997. This increase resulted from the Association increasing service fees, particularly on checking accounts. Net gains on the sale of securities is $357,000, an increase of $319,000 or greater than 100%, compared to the $38,000 recorded for the comparable period in 1997. This increase resulted primarily from the timing and amounts of security sales. Gains on the sale of education loans were $88,000 for the nine month ended September 30, 1998 compared to $187,000 for the same period in 1997. Education loans are sold as they enter repayment status. Fees from the sale of data processing services were $565,000, an increase of $122,000 or 27.5%, compared to $443,000 recorded for the same period in 1997. Other non-interest income for the period of nine months ended September 30, 1998 was $1.1 million, an increase of $1.1 million compared to the $10,000 recorded for the comparable period in 1997. This is substantially due to earnings on the bank owned life insurance policy purchased in the fourth quarter of 1997 and the first quarter of 1998 and a $717,000 anticipated refund on Pennsylvania state capital stock taxes for the years 1996 and 1997.

Non-interest Expense. Total non-interest expense for the nine month period ended September 30, 1998 was $11.7 million, an increase of $851,000, or 7.8%, compared to $10.9 million for the same period in 1997. The increase is primarily attributed to an increase in compensation expense and other non-interest expenses. Compensation expenses increased $460,000 due to new personnel and other non-interest expenses increased $293,000 in general operating expenses.

Income Tax Expense. Income tax expense of $3.2 million for the nine months ended September 30, 1998 resulted in an effective tax rate of 33.8%. The income tax expense recorded for the period of nine months ended September 30, 1997 of $3.5 million is an effective tax rate of 37.0%. This decrease was due to an increase in bank qualified municipal bond purchases and the purchase of the bank owned life insurance.

Average Balance Sheets and Analysis of Net Interest Income
----------------------------------------------------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following table presents certain information relating to the Association's average consolidated statements of financial condition and consolidated statements of income for the period of three months ended September 30, 1998 and 1997. The yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from daily average balances. The average balance of loans receivable includes loans on which the Association has discontinued accruing interest. The yields and costs include fees and expenses which are considered adjustments to yield.

The following table presents average balances yields on interest-earning assets and average balances and costs of interest-bearing liabilities at September 30, 1998 and September 30, 1997 (Dollars in thousands).

                                                   Three Months Ended Sept. 30, 1998     Three Months Ended Sept. 30, 1997

                                                    Average                               Average
                                                    Balance   Interest    Yield/Cost      Balance   Interest    Yield/Cost
                                                  ------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits and
     short-term investments                         $  7,309    $   112         6.13%     $  7,364    $   109         5.92%
  Investment securities, net (1)                     174,883      2,783         6.37%      128,018      2,062         6.44%
  Loans receivable, net (1) (2)                      327,117      6,321         7.73%      288,337      6,033         8.37%
  Mortgage-backed securities, net (1)                263,772      4,420         6.70%      296,600      5,424         7.31%
  FHLB stock & other equity investments               11,377        186         6.54%        8,751        134         6.13%
                                                  ------------------------------------------------------------------------
      Total interest-earning assets                 $784,458    $13,822         7.05%     $729,070    $13,762         7.55%
Non-interest earning assets                           37,598                                20,595
                                                  ----------                              --------
      Total assets                                  $822,056                              $749,665
                                                  ==========                              ========

Liabilities and equity:
Interest-bearing liabilities:
  Money market savings accounts                     $ 14,088    $    83         2.36%     $ 15,811    $   100         2.53%
  Passbook accounts                                  159,639      1,106         2.77%      161,363      1,220         3.02%
  NOW accounts                                        31,903        146         1.83%       29,172        142         1.95%
  Certificate accounts                               241,937      3,411         5.64%      231,222      3,248         5.62%
                                                  ------------------------------------------------------------------------
      Total                                         $447,567    $ 4,746         4.24%     $437,568    $ 4,710         4.31%
  FHLB advances & other borrowings                   227,566      3,335         5.86%      169,348      2,576         6.08%
  Other                                                1,558          9         2.31%        1,781         15         3.37%
                                                  ------------------------------------------------------------------------
      Total interest-bearing liabilities            $676,691    $ 8,090         4.78%     $608,697    $ 7,301         4.80%
Non-interest bearing liabilities                      41,564                                26,771
Shareholders' equity                                 103,801                               114,197
                                                  ----------                             ---------
Total liabilities and shareholders' equity          $822,056                              $749,665
                                                  ==========                             =========

Net interest rate spread (3)                                    $ 5,732         2.27%                 $ 6,461         2.75%
Net interest margin (4)                                                         2.92%                                 3.54%
Ratio of interest-earning assets to
   interest-bearing liabilities                                               115.93%                               119.78%

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

The following table presents average balances yields on interest-earning assets and average balances and costs of interest-bearing liabilities at September 30, 1998 and September 30, 1997 (Dollars in thousands).

                                                       Nine Months Ended Sept. 30, 1998     Nine Months Ended Sept. 30, 1997

                                                        Average                              Average
                                                        Balance   Interest   Yield/Cost      Balance   Interest   Yield/Cost
                                                      ----------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits and
     short-term investments                             $ 10,035    $   447        5.94%     $  8,528    $   410        6.41%
  Investment securities, net (1)                         162,632      7,684        6.30%      130,094      6,345        6.50%
  Loans receivable, net (1) (2)                          325,810     19,213        7.86%      262,836     16,117        8.18%
  Mortgage-backed securities, net (1)                    267,418     13,886        6.92%      276,651     15,415        7.43%
  FHLB stock & other equity investments                   11,251        542        6.42%        6,781        296        5.82%
                                                      ----------------------------------------------------------------------
      Total interest-earning assets                     $777,146    $41,772        7.17%     $684,890    $38,583        7.51%
Non-interest earning assets                               35,967                               22,702
                                                      ----------                            ---------
      Total assets                                      $813,113                             $707,592
                                                      ==========                            =========

Liabilities and equity:
Interest-bearing liabilities:
  Money market savings accounts                         $ 14,569    $   252        2.31%     $ 16,379    $   305        2.48%
  Passbook accounts                                      160,253      3,307        2.75%      160,883      3,609        2.99%
  NOW accounts                                            31,598        425        1.79%       27,991        416        1.98%
  Certificate accounts                                   238,838     10,012        5.59%      228,663      9,412        5.49%
                                                      ----------------------------------------------------------------------
      Total                                             $445,258    $13,996        4.19%     $433,916    $13,742        4.22%
  FHLB advances & other borrowings                       221,823      9,720        5.84%      128,331      5,728        5.95%
  Other                                                    1,793         27        2.01%        1,968         41        2.78%
                                                      ----------------------------------------------------------------------
      Total interest-bearing liabilities                $668,874    $23,743        4.73%     $564,215    $19,511        4.61%
Non-interest bearing liabilities                          37,201                               27,103
Shareholders' equity                                     107,038                              116,274
                                                      ----------                            ---------
Total liabilities and shareholders' equity               $813,113                             $707,592
                                                      ==========                            =========


Net interest rate spread (3)                                        $18,029        2.44%                 $19,072        2.90%
Net interest margin (4)                                                            3.09%                                3.71%
Ratio of interest-earning assets to
   interest-bearing liabilities                                                  116.19%                              121.39%

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

Allowance for Loan Losses
-------------------------

The following table sets forth the changes in the allowance for loan losses for the nine months ended September 30, 1998 (Dollars in thousands):


     Balance, December 31, 1997     $1,322
     Provision for loan losses         270
     Net charge-offs                   (63)
                                    ------
     Balance, September 30, 1998    $1,529
                                    ======

Non-Performing Assets
---------------------

The following table presents information regarding the Association's non-performing assets at the dates indicated:

                                                   Sept. 30, 1998  Dec. 31, 1997
                                                   -----------------------------
                                                       (dollars in thousands)
Non-performing loans:
Non-accrual loans                                        $1,312          $1,733
Accruing loans which are contractually
   past due 90 days or more                                   -               -
Restructured loans                                            -               -
-------------------------------------------------------------------------------
   Total non-performing loans                            $1,312          $1,733
Real estate owned                                           602               -
-------------------------------------------------------------------------------

      Total non-performing assets                        $1,914          $1,733
===============================================================================

Non-performing loans as a % of gross loans receivable       .58%            .56%
Non-performing loans to total assets                        .23%            .22%
Allowance for loan loss as a % of gross loans receivable    .46%            .43%
Allowance for loan loss to non-performing assets             80%             76%

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

The Association is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision regulations. The minimum required liquidity is currently 4%. The Association's liquidity for the month of September 30, 1998 was 67.15% . The high levels of liquidity were due to management's maintenance of higher than required levels of liquidity in order to better manage interest rate risk by investing in investments that are eligible to be included in liquidity calculations.

At September 30, 1998 the Association had commitments to originate and purchase loans of $1.6 million and to purchase mortgage-backed securities of $23.0 million. The Association anticipates that it will have sufficient funds available to meet these commitments.

At September 30, 1998 the Association's equity capital exceeded each of the OTS capital requirements. OTS requires Tier I capital to adjusted assets of 4.00% and the Association had 11.94%. Tier I capital to risk-based assets requirement is 4.00% and the Association had 31.09%. The total capital to risk-based assets requirement is 8.00% and the Association had 31.59%.

Year 2000 Compliance
--------------------

As the millennium ( year 2000) approaches, the Association is increasingly aware of the potential impact of the century date change on the Association's information systems and the ability to conduct business in an uninterrupted and orderly manner. The year 2000 presents a significant exposure to any company with date sensitive data in its computer and environmental systems.

As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products, including the Association's, were designed to accommodate a two digit year. For example, "96" is stored on the system and represents 1996.

In 1996, the Association's data processing division, DataOne Financial Systems (DataOne), began to address the risks associated with the coming millennium. DataOne's approach to the year 2000 project includes five phases: Awareness, Assessment, Renovation, Validation and Implementation. DataOne is currently in the Renovation phase of the project and testing in the year 2000 project was done in October, 1998 and expects full conversion of all data files and programs by January, 1999. This will allow adequate time to validate and test all systems for compliance.

Additionally, the Association is utilizing internal resources to examine all personal computer hardware and software and all environmental systems that are dependent on embedded microchips to ensure year 2000 compliance. The Association is conducting a Year 2000 compliance review of its third-party vendors and service bureaus for its ancillary computer operations. In addition, if significant vendors fail to certify their Year 2000 compliance, the Association intends to engage alternative vendors and suppliers. While the Association cannot estimate the expenses associated with hiring new vendors and suppliers, management believes that such expenses would not have a material impact on the Association's earnings. The Association has expended approximately $110,000 to date on year 2000 issues and estimates it will incur additional costs of $100,000 to remediate its year 2000 issues.

The Association has made our customers aware of year 2000 issues through the use of account statement inserts and will make additional information available at all of our branch locations starting in November, 1998

The Association announced that after a long and comprehensive study of its Data One data processing division, it has concluded that it will no longer continue to provide data processing services for other financial institutions. The study included analysis of strategic business planning objectives, a review of the current data processing system and its operation, as well as review of the competition in the data processing service arena. Two of the three outside clients of DataOne will be deconverted prior to the year 2000 and the other client is scheduled to be deconverted in the first six months of the year 2000.

Private securities Litigation Reform Act Safe Harbor Statement. In addition to historical information, this report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 1997 Form 10-K.

Other Developments
------------------

The Board of Directors declared a dividend of $.14 per share to stockholders of record on November 6, 1998, payable on November 20, 1998.

The Association announced that after a long and comprehensive study of its Data One data processing division, it has concluded that it will no longer continue to provide data processing services for other financial institutions. The study included analysis of strategic business planning objectives, a review of the current data processing system and its operation, as well as review of the competition in the data processing service arena. Two of the three outside clients of DataOne will be deconverted prior to the year 2000 and the other client is scheduled to be deconverted in the first six months of the year 2000. As a result of this loss of data processing for other financial institutions, the Association's revenues will begin to decline in mid 1999. At the same time, expenses will begin to increase as the Association commences the implementation of an enhanced system and software. However, the future net costs of data processing will decrease as the new system replaces the existing system.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1997 (in the Company's Form 10-K) to September 30, 1998.

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



                                             GA FINANCIAL, INC.
                                             ------------------
                                                (Registrant)



Date      November 11, 1998              By    /s/ John M. Kish
        -------------------                   -----------------
                                                   John M. Kish
                               Chairman of the Board and Chief Executive Officer
                                           (Principal Executive Officer)



Date      November 11, 1998              By    /s/ Raymond G. Suchta
       --------------------                    ---------------------
                                                   Raymond G. Suchta
                                        Chief Financial Officer and Treasurer
                                    (Principal Accounting and Financial Officer)