Form 10-K405
period 1998-12-31
GA FINANCIAL INC/PA
filed 1999-03-31
CIK 1005313

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                  For the fiscal year ended December 31, 1998
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $103,684,204 based upon the last sales price as listed on The American Stock Exchange for March 8, 1999.

     The number of shares of Common Stock outstanding as of March 8, 1999 is:
6,855,154.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 1998, are incorporated by reference into Part II of this Form 10-K.

     Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     INDEX

                                                                            PAGE
                                     PART I

Item 1.         Business..................................................   1

Additional Item.  Executive Officers of the Registrant                      39

Item 2.         Properties................................................  39

Item 3.         Legal Proceedings.........................................  41

Item 4.         Submission of Matters to a Vote of Security Holders.......  41

                                    PART II

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................  41

Item 6.         Selected Financial Data...................................  41

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................  41

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk  42

Item 8.         Financial Statements and Supplementary Data...............  42

Item 9.         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure....................  42

                                   PART III

Item 10.        Directors and Executive Officers of the Registrant........  42

Item 11.        Executive Compensation....................................  42

Item 12.        Security Ownership of Certain Beneficial Owners
                and Management............................................  42

Item 13.        Certain Relationships and Related Transactions............  42

                                    PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports
                on Form 8-K...............................................  43

                                   SIGNATURES

Item 1.  Business.
-----------------

General

    GA Financial, Inc. (the "Company") was incorporated under Delaware law in December 1995. The Company completed its initial public offering of 8,900,000 shares of common stock on March 26, 1996 in connection with the conversion of Great American Federal Savings and Loan Association (the "Association") from the mutual to stock form of ownership. The Association is a federally chartered savings and loan association and is wholly-owned by the Company. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Association. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Association. At December 31, 1998, the Company had total assets of $823.3 million, total deposits of $482.5 million and total stockholders' equity of $109.2 million.

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

Lending Activities

    Loan Portfolio Composition. The Association's loan portfolio primarily consists of first mortgage loans secured by one- to four-family residences and consumer loans (consisting of home equity loans and education loans) and, to a much lesser extent, multi-family loans, residential construction and development loans, commercial real estate loans and other loans. At December 31, 1998, the Association had total loans outstanding of $334.6 million, of which $239.6 million were one- to four-family residential mortgage loans, or 71.6% of the Association's total loans. At such date, the remainder of the Association's loan portfolio consisted of $75.0 million of consumer loans, or 22.4% of total loans; $5.3 million of multi-family residential loans, or 1.6% of total loans; $2.4 million of construction and development loans, or 0.7% of total loans; $7.3 million of commercial real estate loans, or 2.2% of total loans; and $5.0 million of other loans, or 1.5% of total loans. At that same date, 10.0% of the Association's mortgage loans had adjustable interest rates. The Association's one- to four-family mortgage loan portfolio, as a percentage of total assets has increased from 27.4% of total assets at December 31, 1997 to 29.1% of total assets at December 31, 1998. The Association has attempted to offset the decline in demand for one- to four-family mortgage loans secured by properties located in the Association's market area by purchasing such loans secured by properties outside of its primary market area and during the year ended December 31, 1998, the Association purchased $66.5 million of such loans primarily secured by properties located in the northeast, midwest and south.

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

                                                                         At December 31,
                                 ---------------------------------------------------------------------------------------------------

                                         1998               1997                1996               1995                1994
                                 ---------------------------------------------------------------------------------------------------

                                           Percent             Percent             Percent             Percent             Percent
                                  Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
                                 ---------------------------------------------------------------------------------------------------

Mortgage loans:
One- to four-family............   $239,648   71.62%  $215,024   69.37%  $178,234   75.89%   $122,509    66.79%  $105,419    67.15%
  Multi-family.................      5,293    1.58      5,778    1.86      6,727    2.87       7,208     3.93      8,259     5.26
  Commercial...................      7,329    2.20      4,360    1.41      5,053    2.15       3,290     1.79      2,043     1.30
  Construction and
   development.................      2,371    0.70      2,966    0.96      3,545    1.51       5,891     3.21      4,830      3.08
Consumer loans:
  Home equity..................     54,953   16.43     59,111   19.07     22,153    9.43     20,151     10.99     17,808     11.34
  Education....................     20,040    5.99     18,853    6.08     15,383    6.55     20,766     11.32     14,680      9.35
Other:
  Unsecured personal loans.....      2,930    0.87      1,594    0.51      1,534    0.65      1,250      0.68      1,298      0.83
  Loans on savings accounts....      2,003    0.59      2,168    0.70      2,062    0.88      2,159      1.18      2,419      1.54
  Other loans..................         83    0.02        125    0.04        164    0.07        199      0.11        230      0.15
                                  --------  ------   --------  ------   --------  ------   --------    ------   --------    ------
Total loans....................    334,650  100.00%   309,979  100.00%   234,855  100.00%   183,423    100.00%   156,986    100.00%
                                  --------  ======   --------  ======   --------  ======   --------    ======   --------    ======
Less:
  Undisbursed loan funds.......     (1,350)              (688)              (684)            (1,363)              (1,825)
  Deferred loan fees...........       (968)            (1,442)            (1,381)              (963)                (738)
  Allowance for loan losses....     (1,604)            (1,322)            (1,031)              (822)                (850)
                                  --------           --------           --------           --------             --------

Total loans, net...............   $330,728           $306,527           $231,759           $180,275             $153,573
                                  ========           ========           ========           ========             ========

   Loan Maturity. The following table shows the remaining contractual maturity of the Association's loans at December 31, 1998. At December 31, 1998, all of the Association's loans, except for education loans, were categorized as held for investment. The table does not include the effect of future principal prepayments. Principal prepayments and scheduled principal amortization on loans totalled $65.8 million, $52.2 million and $37.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.


                                                                             At December 31, 1998
                                           ---------------------------------------------------------------------------------------
                                             One- to                             Construction                           Total
                                              Four-      Multi-                      and                                Loans
                                             Family      Family    Commercial    Development    Consumer    Other     Receivable
                                           ---------------------------------------------------------------------------------------
                                                                                     (In thousands)
Amounts due:
  One year or less.......................  $  1,717     $   --      $   20         $1,185       $   160    $2,717     $  5,799
                                           --------     ------      ------         ------       -------    ------     --------
  After one year:
    More than one year to three years....     1,163         51          --          1,186           129       214        2,743
    More than three years to five years..     2,614         58         279             --        22,654     1,795       27,400
    More than five years to 10 years.....    16,843        954       2,584             --        48,371       216       68,968
    More than 10 years to 20 years.......    41,668      4,230         333             --         3,679        74       49,984
    More than 20 years...................   175,643         --       4,113             --            --        --      179,756
                                           --------     ------      ------    ------------      -------    ------     --------

    Total due after December 31, 1999....   237,931      5,293       7,309          1,186        74,833     2,299      328,851
                                           --------     ------      ------    ------------      -------    ------     --------

    Total amount due.....................  $239,648     $5,293      $7,329         $2,371       $74,993    $5,016     $334,650
                                           ========     ======      ======    ============      =======    ======     ========
       Less:
         Undisbursed loan funds.....................................................................................    (1,350)
         Deferred loan fees, net....................................................................................      (968)
         Allowance for loan losses..................................................................................    (1,604)

    Total loans, net................................................................................................  $330,728
                                                                                                                      ========

  The following table sets forth at December 31, 1998 the dollar amount of loans contractually due after December 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.

                                                          Due After December 31, 1999
                                              -----------------------------------------------------
                                                   Fixed           Adjustable            Total
                                              --------------    ----------------    ---------------
                                                                 (In thousands)
Mortgage loans:
 One- to four-family........................     $214,066             $23,865           $237,931
 Multi-family...............................        5,293                  --              5,293
 Construction and development...............        1,186                  --              1,186
 Commercial.................................        7,247                  62              7,309
Consumer loans:
 Home equity................................       54,087                 706             54,793
 Education..................................       20,040                  --             20,040
Other Loans:
 Unsecured personal loans...................        1,424                 792              2,216
 Loans on savings accounts..................           --                  --                 --
 Other loans................................           83                  --                 83
                                                 --------             -------           --------
Total loans receivable......................     $303,426             $25,425           $328,851
                                                 ========             =======           ========


  Origination, Sale, Servicing and Purchase of Loans. The Association's mortgage origination lending activities are conducted by loan personnel at its fourteen full service branch offices. Although the Association offers both adjustable-rate and fixed-rate mortgage loans, the substantial majority of the Association's loan originations have been fixed-rate mortgage loans. The Association's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Association has not emphasized the origination of adjustable-rate mortgage loans due to the relatively low demand for such loans in the Association's primary market area and aggressive pricing by competitors offering such loans. While the Association generally retains for its portfolio all of the mortgage loans that it originates, the Association may, in the future, sell mortgage loans that it originates depending on market conditions and the financial condition of the Association. At December 31, 1998, there were no mortgage loans categorized as held for sale. Due to the low demand for mortgage loans secured by properties in its primary market area, the Association has recently emphasized the purchase of single-family owner-occupied mortgage loans which are primarily secured by properties located outside of the Association's primary market area, such as the northeast, midwest and south. In addition, in response to the low demand for one- to four-family mortgage loans in its primary market area, the Association has also emphasized the origination of consumer loans consisting of home equity loans and education loans. The Association intends to continue purchasing single-family owner-occupied loans to supplement reduced loan demand as needed. In addition, beginning in the first quarter of 1996, the Association began to offer credit card loans. Loans purchased by the Association generally must meet the same underwriting criteria as loans originated by the Association. Loans purchased by the Association are generally funded by the Association (not table funded), closed in the name of the correspondent financial institution and immediately assigned to the Association, and are generally purchased by the Association on a servicing released basis. At December 31, 1998, the Association had $219.6 million of loans serviced by others which were serviced by approximately 30 third-party loan servicers. At such date, $26.8 million of purchased mortgage loans, or 40.2% of such loans, were purchased from one mortgage lender affiliated with a residential development company.

  The following table sets forth the Association's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                                For the Years Ended December 31,
                                               ------------------------------------------------------------------
                                                      1998                   1997                      1996
                                               ----------------       ------------------        -----------------
                                                                        (In thousands)
Gross loans(1):
Beginning balance.............................     $291,126                 $234,855                 $183,423
  Loans originated:
    Mortgage loans:
      One- to four-family.....................       10,703                    4,218                    5,004
      Multi-family............................           --                      120                      181
      Commercial..............................        4,700                      120                      600
      Construction and development............        2,465                    1,713                    1,976
    Consumer loans:
      Home equity.............................       19,900                   15,810                   11,256
      Education...............................       11,507                   10,777                    8,680
    Other:
      Unsecured personal loans................        1,760                      747                      780
      Loans on savings accounts...............        1,293                    1,275                    1,235
                                                   --------                 --------                 --------
        Total loans originated................       52,328                   34,780                   29,712
  Loans purchased(2)..........................       66,831                   98,546                   71,156
                                                   --------                 --------                 --------
        Total.................................      410,285                  368,181                  284,291
Less:
  Principal repayments(3).....................      (65,798)                 (52,207)                 (37,186)
  Sales of loans..............................       (8,840)                  (5,989)                 (12,232)
  Transfer to REO.............................         (997)                      (6)                     (18)
                                                   --------                 --------                 --------
        Total loans...........................      334,650                  309,979                  234,855
  Loans held for sale.........................      (20,040)                 (18,853)                 (15,383)
                                                   --------                 --------                 --------
Ending balance................................     $314,610                 $291,126                 $219,472
                                                   ========                 ========                 ========

____________________
(1) Gross loans include receivables held for investment and loans held for sale.
(2) All such loans are secured by single-family properties, and are comprised of $66.5 million of one- to four-family mortgage loans for the year 1998. For years 1997 and 1996, all the loans are secured by one- to four-family mortgage loans and home equity (consumer loans). Loans purchased for the year 1998 include premiums paid of $294,000 for these loans.
(3) Includes amortization of premiums and accretion of discounts.


  One- to Four-Family Residential Mortgage Lending. The Association offers residential mortgage loans primarily secured by owner-occupied one- to four-family residences. Loan originations are generally obtained from existing or past customers, members of the local communities served, or referrals from local real estate agents, attorneys and builders. The Association primarily originates fixed-rate loans, but also offers adjustable-rate mortgage ("ARM") loans. At December 31, 1998, one- to four-family mortgage loans totalled $239.6 million, or 71.6% of total loans. Of the Association's mortgage loans secured by one- to four-family residences, $215.8 million, or 90.0%, were fixed-rate loans.

  The Association originates most mortgage loans for its own portfolio. Originated mortgage loans are secured by properties located within the Association's primary market area of Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties, Pennsylvania. The Association's one- to four-family mortgage loan portfolio has increased 11.5% from $215.0 million, or 27.4% of total assets and 69.4% of total loans, at December 31, 1997 to $239.6 million, or 29.1% of total assets and 71.6% of total loans, at December 31, 1998 as a result of an increase in loan purchases to offset the decrease in one- to four-family mortgage loan demand in the Association's primary market area.

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

  Generally, with the exception of its community loan programs, the Association's maximum loan-to-value ("LTV") ratio on one- to four-family mortgage loans is 95%. However, loans with LTV ratios in excess of 80% require the borrower to obtain private mortgage insurance ("PMI"). The Association's one- to four-family residential mortgage loans do not provide for negative amortization. Mortgage loans in the Association's portfolio generally include due-on-sales clauses, which provide the Association with the contractual right to demand the loan immediately due and payable in the event the borrower transfers ownership of the property that is subject to the mortgage. The maximum one- to four-family loan amount is $450,000 unless otherwise approved by the Board.

  In an effort to provide financing for low and moderate income home buyers, the Association participates in various Community Loan Programs. These programs offer single-family residential mortgage loans to residents of the CRA delineated lending areas. These loans are offered with terms of up to 30 years. Such loans must be secured by a single-family owner-occupied unit. These loans are originated using modified underwriting guidelines with reduced down payments and loan fees. Such loans are originated in amounts up to 97% of the lower of the property's appraised value or the sale price. Because the Association typically charges a lower rate of interest, lower mortgage origination fees and a discount on closing costs on its Community Loan Programs, the Association expects to achieve a lower rate of return on such loans, as compared to other residential mortgage loans. During 1998 the Association originated 19 community loans totalling $1.7 million.

  The Association offers full-time employees of the Association, other than executive officers and directors, who satisfy certain criteria and the general underwriting standards of the Association fixed and adjustable-rate mortgage loans with interest rates which are currently 25 to 125 basis points below the rates offered to the Association's other customers, the Employee Mortgage Rate ("EMR"). The EMR is limited for the purchase, construction or refinance of an employee's single-family owner-occupied primary residence. When the LTV ratio does not exceed 95% (75% in the case of refinance loans), the EMR is generally no less than the Association's overall cost of funds rounded up to the next quarter percentage point, with a minimum EMR of 6.25%; where the LTV ratio exceeds 80% but is not greater than 95%, the EMR shall be no less than the Association's overall cost of funds plus an additional one percent, rounded to the next quarter percentage point, with a minimum of 7.25%. Additionally, loan origination fees are waived for all EMR loans. The EMR normally ceases upon termination of employment or if the property no longer is the employee's primary residence. Upon termination of the EMR, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continue to remain in effect. As of December 31, 1998, the Association had $3.0 million of total EMR loans, or 0.9% of total loans.

  Construction and Development Lending. The Association originates three types of construction and development loans for the construction and development of one- to four-family properties: (1) acquisition and development loans to qualified developers; (2) loans and lines of credit to qualified builders; and
(3) construction/permanent financing for other individuals. At December 31, 1998, the Association had $2.4 million of construction and development loans which constituted 0.7% of the Association's total loan portfolio.

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

  Multi-Family Lending. The Association originates multi-family mortgage loans generally secured by five to one hundred unit apartment buildings located in the Association's primary market area. Pursuant to the Association's current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Association generally requires a debt service coverage of 120%. Properties securing these loans are appraised by an independent appraiser and title insurance is required on all such loans. At December 31, 1998, multi-family loans totalled $5.3 million, or 1.6% of the Association's total loan portfolio.

  The Association also has, from time to time, purchased loan participations in multi-family real estate loans, most of which are located outside of its primary market area. Loan participation interests are subject to the same underwriting criteria as loans originated by the Association. At December 31, 1998, the Association had $623,000 in multi-family real estate loan participation interests, or 11.78% of multi-family loans and 0.19% of total loans.

  When determining whether to originate a multi-family loan, the Association considers many factors including: the net operating income of the mortgaged premises before debt service and depreciation; the debt service coverage (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. When evaluating the qualifications of the borrower for a multi-family loan, the Association considers the financial resources, the borrower's experience in owning and managing similar property, and the Association's lending experience with the borrower. The Association's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. In addition, the borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Association generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation.

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

  Commercial Real Estate Lending. The Association also offers commercial real estate loans that are secured by properties generally used for business purposes such as small office buildings, retail facilities, shopping centers, motels and hotels and industrial properties located in the Association's primary market area. Due to low demand and the absence of a significant number of properties which meet the Association's underwriting criteria, the Association has made very few commercial real estate loans in the past ten years. The Association's underwriting standards and procedures are similar to those applicable to multi-family loans, whereby the Association considers the net operating income of the property and the borrower's expertise, credit history and profitability. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. On an exception basis, the Association may not require a personal guarantee on such loans depending on the creditworthiness of the borrowers and the amount of the downpayment. The Association's commercial real estate loan portfolio at December 31, 1998 was $7.3 million, or 2.2% of total loans. The Association, from time to time, purchases loan participations in commercial real estate loans located outside of its primary market area. Loan participation interests are subject to the same underwriting criteria as loans originated by the Association. At December 31, 1998, the Association had $7.3 million in commercial real estate loan participation interests, or 20.68% of commercial real estate loans and 0.45% of total loans.

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

  Consumer Lending. The Association also offers both secured and unsecured consumer loans. Consumer loans consist of home equity lines of credit and installment loans and education loans. At December 31, 1998, the Association's consumer loans amounted to $75.0 million, or 22.4% of the Association's total loan portfolio. Home equity loans are generally only available to the residents of Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties, Pennsylvania.

  The Association's home equity lines of credit are offered as revolving lines of credit with interest rates that range from 1.5% to 5.0% above the prime rate of interest as published by The Wall Street Journal and adjust monthly but which are capped at 17.99%. The Association's home equity installment loans are offered on a fixed-rate basis only with terms of one to fifteen years. Both types of home equity loans are offered in minimum amounts of $5,000. The home equity lines of credit are offered to a maximum amount of the lesser of $100,000 or 90% of the appraised value of the property. Home equity installment loans are offered to a maximum amount of the lesser of $150,000 or 90% of the appraised value of the property. Certain "Class B" home equity installment loans are offered to a maximum amount of 90% of the appraised value of the
property, with an overall maximum of $100,000.   A "Class B" home equity
installment loan is one in which the borrower uses the equity in his or her existing residence to finance the acquisition of improved land and the construction of a new primary residence. At December 31, 1998, home equity loans totalled $55.0 million, or 73.3% of consumer loans and 16.4% of the Association's total loans.

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

  Education loans held by the Association are administrated and guaranteed by one of two agencies: the Pennsylvania Higher Education Assistance Agency ("PHEAA") or the USA Group. Federal regulations as established by DOE apply to both agencies equally. The Association underwrites, operates and administrates participation in the FFELP under the policies and procedures outlined in the common manual of unified student loan policy for loans guaranteed by each agency. At December 31, 1998, education loans totalled $20.0 million, or 26.7% of consumer loans and 6.0% of the Association's total loans. The Association has decided to sell educational loans when those loans reach repayment status.

  Other Lending. The Association also originates other types of loans primarily consisting of unsecured personal lines of credit and installment loans, loans on savings accounts and foreign aid loans. These loans have a maximum borrowing limitation of $5,000 for unsecured personal loans and 90% of the account value for loans on savings accounts. Unsecured personal loans require a debt ratio (the ratio of debt service to net earnings) of 36%. Secured personal lines of credit and installment loans are generally secured by certificates of deposit and passbook savings accounts. At December 31, 1998, personal loans totalled $5.0 million, or 1.5% of total loans of which $2.0 million were secured by savings accounts.

  From 1993 until March of 1996, the Association was an agent for a third party which issued a credit card in the name of the Association. In November 1995, the Board of Directors approved the Association's offering of credit card loans, terminated its contract with the third party and the Association began offering credit card loans to its customers on a limited basis in its own name and underwriting such loans to its portfolio in March of 1996. Credit card loans require a debt ratio of 36% and are offered to a maximum credit limit of $10,000.

  At December 31, 1998, the Association also had one outstanding foreign aid loan in its portfolio to the country of Ecuador which was a performing loan, guaranteed by the United States government and had an outstanding principal balance of $83,000.

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

  With respect to consumer and other loans, the Board has authorized the following persons to approve loans up to the amounts indicated: home equity loans require the approval of the Vice President of Lending or any officer of the Association assigned by the President, except that "Class B" home equity loans must be approved by the Assistant Vice President of Consumer Lending and the Vice President of Lending or any officer of the Association assigned by the President; all unsecured personal loans in amounts up to $20,000 must be approved by the Assistant Vice President of Consumer Lending or the Vice President of Lending or any officer of the Association assigned by the President; secured personal loans in excess of $20,000 require the approval of the Assistant Vice President of Consumer Lending, and the Vice President of Lending or any officer of the Association assigned by the President. Pursuant to OTS regulations, loans to one borrower cannot, subject to certain exceptions, exceed 15% of the Association's unimpaired capital and surplus. At December 31, 1998, the loans to one borrower limitation was $14.6 million.

  Loan Servicing. The Association generally services mortgage loans in its own portfolio but relies upon third party loan servicers for the servicing of purchased loans as such loans are purchased on a servicing released basis. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgage premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Association currently does not purchase servicing rights related to mortgage loans originated by other institutions. To date, the substantial majority of loans purchased by the Association has been purchased on a servicing released basis. At December 31, 1998, the Association had $219.6 million of loans serviced by others and $115.0 million of loans serviced by the Association.

  Delinquencies and Classified Assets. The Board of Directors performs a monthly review of all delinquent loans ninety days or more past due with principal balances of $100,000 or more and reviews a summary of the aggregate level of non-performing loans 90 days or more past due. In addition, management reviews on an ongoing basis all loans 30 or more days delinquent. The procedures taken by the Association with respect to delinquencies vary depending on the nature of the loan and period of delinquency. In the case of real estate loans, the Association takes legal action and will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is generally acquired at foreclosure.

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

  The Association's Mortgage Servicing Department reviews the Association's loans on a monthly basis and provides delinquency reports to the President. The Association's Asset Classification Committee meets on a quarterly basis and classifies assets in accordance with the management guidelines described above. Real Estate Owned is classified as Substandard. At December 31, 1998, the Association had $2.4 million of assets classified as Substandard, $54,000 of assets classified as Doubtful and no assets classified as Loss.

  The Association generally requires appraisals on an annual basis on foreclosed properties and at other times as deemed necessary by management. The Association also conducts external inspections on commercial real estate properties, foreclosed properties and other properties as deemed necessary. At December 31, 1998, the Association had $758,000 of foreclosed real estate in its portfolio. The balance consisted of ten properties for which the Association held first or second liens.

  The following table sets forth delinquencies in the Association's loan portfolio as of the dates indicated:

                                                    At December 31, 1998                           At December 31, 1997
                                       --------------------------------------------  ---------------------------------------------
                                              30-89 Days         90 Days or More           30-89 Days           90 Days or More
                                       ---------------------- ---------------------  ---------------------- ----------------------
                                                   Principal              Principal              Principal              Principal
                                         Number     Balance     Number     Balance     Number     Balance     Number     Balance
                                        of Loans   of Loans    of Loans   of Loans    of Loans   of Loans    of Loans   of Loans
                                       ---------- ----------- ---------- ----------- ---------- ----------- ---------- -----------
                                                                                 (Dollars in thousands)
Mortgage loans:
 One- to four-family..................     48       $1,040        20       $  462        48       $  870         28       $  720
 Multi-family.........................     --           --        --           --        --           --         --           --
 Commercial...........................     --           --        --           --        --           --         --           --
Consumer:
 Home equity..........................      28          705       21          574        48        1,229         28          930
 Education............................      21           57       34           59        22           49         27           69
Other loans:
 Unsecured personal loans.............      21           34        9           21        11           26         10           14
                                          ---       ------        --       ------       ---       ------         --    ---------
Total.................................    118       $1,836        84       $1,116       129       $2,174         93       $1,733
                                          ===       ======        ==       ======       ===       ======         ==    =========
Delinquent loans to total
 gross loans..........................                0.55%                  0.34%                  0.70%                   0.56%

                                                    At December 31, 1996
                                       ---------------------------------------------
                                              30-89 Days         90 Days or More
                                       ---------------------- ----------------------
                                                   Principal              Principal
                                         Number     Balance     Number     Balance
                                        of Loans   of Loans    of Loans   of Loans
                                       ---------- ----------- ---------- -----------
                                                  (Dollars in thousands)
Mortgage loans:
 One- to four-family...................    60       $1,175        38       $  537
 Multi-family..........................    --           --         1           97
 Commercial............................    --           --        --           --
Consumer loans:
 Home equity...........................     6           59         6           73
 Education.............................    17           41         8          163
Other loans:
 Unsecured personal loans..............    14           23        11           26
                                           --       ------         --       ------
Total..................................    97       $1,298         64       $  896
                                           ==       ======         ==       ======
Delinquent loans to total
 gross loans...........................              0.55%                   0.38%

  Non-Performing Assets. General. The following table sets forth information regarding non-accrual loans and real estate owned ("REO"). At December 31, 1998, the Association held ten REO properties totalling $758,000. It is the policy of the Association to cease accruing interest on loans 90 days or more past due and charge off all accrued interest upon foreclosure or deed-in-lieu of foreclosure. For the years ended December 31, 1998, 1997, 1996, 1995 and 1994, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $147,000, $72,000, $37,000, $59,000 and $48,000, respectively.

                                                                                 At December 31,
                                                ----------------------------------------------------------------------------------
                                                     1998              1997             1996              1995             1994
                                                ------------      -----------      ------------      ------------     ------------
                                                                              (Dollars in thousands)
Non-accrual loans:
 Mortgage loans:
  One- to four-family..........................    $  462           $  720           $   537            $  727           $  753
  Multi-family.................................        --               --                97                 8               --
  Construction and development.................        --               --                --                --               --
  Commercial...................................        --               --                --                --               --
 Consumer loans:
  Home equity..................................       574              930                73               116              125
  Education....................................        59               69               163               593              329
 Other loans:
  Unsecured personal loans.....................        21               14                26                16               31
                                                   ------           ------           -------            ------           ------
    Total non-accrual loans....................     1,116            1,733               896             1,460            1,238
Real estate owned, net(3)......................       758               --                --                --               17
                                                   ------           ------           -------            ------           ------
  Total non-performing assets..................    $1,874           $1,733           $   896            $1,460           $1,255
                                                   ======           ======           =======            ======           ======
Allowance for loan losses as a percent
  of gross loans receivable(1).................      0.48%            0.43%             0.44%             0.45%            0.55%
Allowance for loan losses as a percent of
  total non-performing loans(2)................     85.59%           76.28%           115.07%            56.30%           67.73%
Non-performing loans as a
 percent of gross loans receivable(1)(2)             0.56%            0.56%             0.38%             0.81%            0.81%
Non-performing assets as a percent of
   total assets(2)                                   0.23%            0.22%             0.14%             0.28%            0.27%

(1) Gross loans includes loans receivable held for investment and loans receivable held for sale, less undisbursed loan funds and deferred loan fees.
(2) Non-performing assets consist of non-performing loans and REO.
(3) REO balances are shown net of related loss allowances.


   Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The Board of Directors' Asset Classification Committee reviews and approves the loan loss reserve on a quarterly basis. The allowance is based upon a number of factors, including current regional and national economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 1998, the

Association's allowance for loan losses was 0.48% of total loans as compared to 0.43% as of December 31, 1997. The Association had non-accrual loans of $1.9 million and $1.7 million at December 31, 1998 and December 31, 1997, respectively. The Association will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

   The following table sets forth activity in the Association's allowance for loan losses for the periods indicated.

                                                                At or For the Years Ended December 31,
                                       -----------------------------------------------------------------------------------------
                                             1998               1997            1996               1995                1994
                                       -------------      -------------     ------------      --------------      --------------
                                                                        (Dollars in thousands)
Balance at beginning of period.......      $1,322             $1,031           $  822              $ 850              $ 846
Provision for loan losses............         360                300              210                 --                 --
Charge-offs:
   Mortgage loans:
          One -to-four-family........           5                  9               --                  8                 31
          Multi-family...............          --                 --               --                 --                 --
          Commercial.................          --                 --               --                 --                 --
   Consumer loans:
          Home equity................          44                 --               --                 --                 --
          Education..................          49                 31                5                  5                 --
   Other loans.......................          30                 38               15                 22                  8
                                           ------             ------           ------              -----              -----
               Total.................         128                 78               20                 35                 39
Recoveries...........................          50                 69               19                  7                 43
                                           ------             ------           ------              -----              -----
Net (charge-offs) recoveries.........         (78)                (9)              (1)               (28)                 4
                                           ------             ------           ------              -----              -----
Balance at end of period.............      $1,604             $1,322           $1,031              $ 822              $ 850
                                           ======             ======           ======              =====              =====
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period......        0.02%              0.00%            0.00%              0.02%              0.00%
                                           ======             ======           ======              =====              =====

  The following tables set forth the Association's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                            At December 31,
                                 ---------------------------------------------------------------------------------------------------

                                              1998                              1997                           1996
                                 -------------------------------- -------------------------------- ---------------------------------

                                                         Percent                          Percent                          Percent
                                                        of Loans                         of Loans                         of Loans
                                           Percent of    in Each            Percent of    in Each            Percent of    in Each
                                           Allowance    Category            Allowance    Category            Allowance    Category
                                           to Total     to Total            to Total     to Total            to Total     to Total
                                  Amount   Allowance      Loans    Amount   Allowance      Loans    Amount   Allowance      Loans
                                 -------- ------------ ---------- -------- ------------ ---------- -------- ------------ -----------

                                                                        (Dollars in thousands)
Mortgage loans:
 One- to four-family...........  $  933     58.17%       71.62%    $  624     47.20%      69.37%    $  706     68.48%     75.89%
 Multi-family..................     127      7.92         1.58        100      7.56        1.86        117     11.35       2.87
 Commercial....................      --        --         2.20         14      1.06        1.41         15      1.45       2.15
 Construction and development..      10      0.62         0.70         23      1.74        0.96         27      2.62       1.51
Consumer loans:
 Home equity...................     500     31.20        16.43        530     40.09       19.07        145     14.06       9.43
 Education.....................      --        --         5.99         --        --        6.08         --        --       6.55
Other loans:
 Unsecured personal loans......      34      2.09         0.87         31      2.35        0.51         21      2.04       0.65
 Loans on savings accounts.....      --        --         0.59         --        --        0.70         --        --       0.88
 Other loans...................      --        --         0.02         --        --        0.04         --        --       0.07
                                 ------    ------       ------     ------    ------      ------     ------    ------     ------
   Total valuation allowance...  $1,604    100.00%      100.00%    $1,322    100.00%     100.00%    $1,031    100.00%    100.00%
                                 ======    ======       ======     ======    ======      ======     ======    ======     ======

                                                          At December 31,
                                 -----------------------------------------------------------------
                                              1995                              1994
                                 -------------------------------- --------------------------------
                                                         Percent                          Percent
                                                        of Loans                         of Loans
                                           Percent of    in Each            Percent of    in Each
                                           Allowance    Category            Allowance    Category
                                           to Total     to Total            to Total     to Total
                                  Amount   Allowance      Loans    Amount   Allowance      Loans
                                 -------- ------------ ---------- -------- ------------ ----------
                                                      (Dollars in thousands)
Mortgage loans:
 One- to four-family...........  $  429     52.19%       66.79%    $  324     38.12%      67.15%
 Multi-family..................     103     12.53         3.93        107     12.59        5.26
 Commercial....................      16      1.95         1.79        171     20.12        1.30
 Construction and development..      45      5.47         3.21         27      3.18        3.08
Consumer loans:
 Home equity...................     118     14.35        10.99        151     17.76       11.34
 Education.....................      89     10.83        11.32         49      5.76        9.35
Other loans:
 Unsecured personal loans......      22      2.68         0.68         21      2.47        0.83
 Loans on savings accounts.....      --        --         1.18         --        --        1.54
 Other loans...................      --        --         0.11         --        --        0.15
                                 ------    ------       ------      ------   ------      ------
  Total valuation allowance....  $  822    100.00%      100.00%     $  850   100.00%     100.00%
                                 ======    ======       ======      ======   ======      ======

  Real Estate Owned. At December 31, 1998, the Association held 10 REO properties totalling $758,000. When the Association acquires property through foreclosure or deed-in-lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property. Thereafter, if there is a further deterioration in value, the Association provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Association to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Association's policy to require appraisals on a periodic basis on foreclosed properties and conduct inspections on foreclosed properties.

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

  The investment policy of the Association, as approved by the Board of Directors, generally requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk as a complement to the Association's lending activities. The Association's current investment policy provides that the Association may invest in the following types of securities: U.S. Government and federal government-sponsored agency debt securities, short-term money market instruments, mutual funds which primarily invest in mortgage-backed securities and which also qualify as liquid assets under the OTS regulations, federal funds and U.S. government sponsored agency issued mortgage-backed and mortgage-related securities, investment grade corporate debt obligations and other investments as authorized by the OTS and as may be approved by the Board of Directors. At December 31, 1998, the Association's investment securities generally consisted of government-sponsored agency debt securities (primarily issued by FHLB, FNMA and FHLMC), U.S. Treasuries, investment grade corporate debt securities, commercial paper and mutual fund securities. At such date its mortgage-backed securities portfolio generally consisted of fixed- and adjustable-rate mortgage-backed securities issued by the FNMA, GNMA and FHLMC and its mortgage-related securities portfolio consisted of fixed- and adjustable-rate CMOs backed by FNMA and FHLMC.

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

  As required by SFAS 115, the Association has established an investment portfolio of securities that may be categorized as held to maturity, available for sale or held for trading. As of December 31, 1998, all of the Association's securities were categorized as available for sale.

  Mortgage-Backed Securities. At December 31, 1998, the Association had $185.7 million in mortgage-backed securities, or 22.6% of total assets, which generally consisted of mortgage-backed securities guaranteed by GNMA or insured by either FNMA or FHLMC. Mortgage-backed securities generally yield less than the mortgage loans that underlie such securities because of the cost of payment guaranties or credit enhancement that result in nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Association. In general, mortgage-backed securities issued or guaranteed by FNMA and FHLMC and certain AA-rate and AAA-rated mortgage-backed pass through securities are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighing of 50% to 100% for whole residential mortgage loans. These types of securities allow the Association to optimize regulatory capital to a greater extent than non-securitized whole loans. See "Regulation and Supervision - Federal Savings Institution Regulation - Capital Requirements" for a discussion of the OTS risk-based capital requirement.

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

  Mortgage-Related Securities. At December 31, 1998, the Association had $87.4 million of mortgage-related securities, or 10.6% of total assets, consisting of CMOs issued by FHLMC and FNMA. CMOs are a type of debt security issued by a special purpose entity that aggregates pools of underlying fixed- and adjustable-rate mortgages or mortgage-backed securities and create different classes of CMO securities with different maturities and, in some cases, amortization schedules as well as residual interest with each such class possessing different risk characteristics. The cash flows from the underlying collateral is generally divided into "tranches" or "classes" whereby such tranches have descending priorities with respect to the distribution of principal repayments from the underlying mortgages or mortgage-backed securities. In contrast to mortgage-backed securities in which cash flow is received (and, accordingly, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. Accordingly, CMOs attempt to moderate the reinvestment risk associated with conventional mortgage-backed securities when prepayments of the mortgages underlying such securities prepay faster than anticipated. CMOs are issued by special purpose entities formed by government-sponsored agencies, such as FNMA or FHLMC, and private issuers, however, the Association generally only invests in CMOs issued by government-sponsored agencies which are collateralized by mortgage-backed securities.

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

  Corporate Debt Obligations. At December 31, 1998, the Association had $27.8 million of corporate debt obligations, or 3.4% of total assets. The Association's investments in corporate debt obligations, as of December 31, 1998, generally consisted of short term debt obligations issued by large and medium sized U.S. and multinational corporate issuers. The Association's policies require all corporate debt obligations purchased by the Association to be denominated in dollars and be rated in one of the four highest categories by a nationally recognized rating agency and the average maturity of such securities may not exceed six years.

  Investments in corporate debt obligations and commercial paper involve credit risk as they are not insured or guaranteed by the U.S. government or any agency thereof, generally not secured by collateral and generally rely upon future income from the operations of the issuer for repayment of principal and interest.

  GNMA Forward Commitments. As part of its investment activities, the Association also enters into forward commitment contracts with securities brokers to purchase mortgage-backed securities issued by GNMA typically up to six months in advance of the purchase date. The Association generally enters into two forms of GNMA forward commitment contracts, one which requires the Association to purchase a fixed amount of securities and one which requires the Association to purchase $2 million of such securities on a firm commitment basis at a one percent discount and, at the option of the seller, $4 million more of the same securities. These forward commitment contracts may be sold in the open market. The Association's policies limit the aggregate amount of GNMA forward commitments in which the Association may engage at any one time to 15% of the Association's assets and limits the maximum amount of such commitments with any one broker to $20 million. The Association utilizes these GNMA forward commitment contracts in periods when it believes the interest rates on the underlying securities are appropriate for the Association's interest rate risk management. For budgeting purposes, the Association reserves funding to cover all outstanding commitments for the maximum amount of securities which it may have to purchase but, in accordance with GAAP, records such purchase at the time of the actual purchase. Accordingly, the GNMA forward commitment contracts are reflected as off-balance sheet commitments. As of December 31, 1998, the Association had outstanding forward and standby commitment contracts to purchase up to $50.0 million of GNMA mortgage-backed securities which had interest rates ranging from 6.5% to 6.75% and were to be purchased between one to eight months in the future.

  The Association's GNMA forward commitment contract activity involves a degree of interest rate risk in that if market interest rates increase from the time of the commitment to the time of purchase, the Association will generally be required to purchase below market rate instruments or will generally incur a loss if it chooses to purchase and resell such securities. In an attempt to minimize the interest rate risk associated with this activity, the Association may "pair off" such forward commitment contracts with forward sale contracts whereby the Association commits to sell similar securities on the same date with the same yield. During the fiscal years ended December 31, 1998, 1997 and 1996, the Association had net gains from such activity of $230,000, $79,000 and $54,000, respectively.

  U.S. Government Securities. At December 31, 1998, the Company had $40.0 million of U.S. Government agency securities, or 4.9% of total assets. All government securities are issued directly by the U.S. government, either through the Treasury Department or through one of the many federal agencies created by Congress. U.S. Treasury Securities are issued by the Treasury Department and are backed by the full faith and credit of the U.S. government.

  Marketable Equity Securities. At December 31, 1998 the Company had $36.0 million of marketable equity securities, or 4.4% of total assets. This included $23.2 million of mutual funds, backed by adjustable-rate mortgage-backed securities, corporate debt, corporate bonds, or government bonds, $2.5 million of FHLMC stock, $73,000 of Student Loan Marketing Association stock, $416,000 of FNMA stock, $1.6 million of bank equities, $2.8 million of bank preferred and trust preferred stock, $3.9 million investment in a Real Estate Limited Partnership, $325,000 of a Real Estate Investment Trust, and a $1.2 million investment in a limited partnership.

  The following table sets forth the composition of the Association's investment, mortgage-backed and mortgage-related securities portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                                 At December 31,
                                              -------------------------------------------------------------------------------------
                                                          1998                         1997                       1996
                                              ----------------------------   ------------------------   ---------------------------
                                                               Percent                       Percent                     Percent
                                                 Amount        of Total        Amount        of Total       Amount       of Total
                                              ------------   ------------   ------------   -----------   ------------  ------------
                                                                              (Dollars in thousands)
Investment securities available for sale:
 Marketable equity securities(1)...........     $ 36,028         8.26%       $ 36,660          8.42%      $ 29,730         8.17%
 U.S. Government Agency debt...............       72,350        16.59          77,178         17.72         48,499        13.34
 Municipal Obligations.....................       59,331        13.60          13,278          3.05          8,889         2.44
 Corporate obligations.....................       27,630         6.33          23,910          5.49         17,298         4.76
 U.S. Treasury.............................           --           --              --            --         15,037         4.13
                                                --------       ------        --------        ------       --------       ------
  Total investment securities..............      195,339        44.78         151,026         34.68        119,453        32.84
                                                --------       ------        --------        ------       --------       ------

Mortgage-backed and mortgage
 related securities available for sale:
 FHLMC.....................................        7,462         1.71          17,797          4.09         23,107         6.35
 FNMA......................................       12,907         2.96          20,285          4.66         20,092         5.52
 GNMA......................................      163,504        37.48         172,435         39.60        127,732        35.11
 CMOs......................................       87,845        20.14          71,595         16.44         72,303        19.87
                                                --------       ------        --------        ------       --------       ------
  Total mortgage-backed and
   mortgage-related securities.............      271,718        62.29         282,112         64.79        243,234        66.85
                                                --------       ------        --------        ------       --------       ------
Plus:
 Unamortized premium (discount)............      (30,825)       (7.07)          2,288          0.53          1,142         0.31
                                                --------       ------        --------        ------       --------       ------
  Total securities, net....................     $436,232       100.00%       $435,426        100.00%      $363,829       100.00%
                                                ========       ======        ========        ======       ========       ======

________________________
(1) At December 31, 1998, marketable equity securities consisted of $23.2 million of mutual funds backed by adjustable-rate mortgage-backed securities, corporate debt, corporate bonds, or government bonds, $2.5 million of FHLMC stock, $73,000 of Student Loan Marketing Association stock, $416,000 of FNMA stock, $1.6 million of bank equities, $2.8 million of bank preferred and trust preferred stock, $3.9 million investment in a Real Estate Limited Partnership, $325,000 of a Real Estate Investment Trust, and a $1.2 million investment in a limited partnership.

  The following table sets forth the Association's investment, mortgage-backed and mortgage-related securities activities for the periods indicated:

                                                                                    For the Years
                                                                                  Ended December 31,
                                                              -----------------------------------------------------------
                                                                    1998                 1997                  1996
                                                              ---------------      ----------------      ----------------
                                                                                    (In thousands)
Beginning balance...........................................     $ 435,426             $363,829              $239,839
 Investment securities purchased - held
  to maturity...............................................            --                   --                    --
 Investment securities purchased -
  available for sale........................................       128,534              135,608               115,072
 Mortgage-backed and mortgage-related securities
  purchased - held to maturity(3)...........................            --                   --                    --
 Mortgage-backed and mortgage-related securities
  purchased - available for sale............................       119,204              119,049               145,461
 Securities purchased, not settled(2).......................         1,901                   --                 5,830
 Less:
  Sale of investment securities -
   available for sale.......................................      (107,990)             (86,823)              (43,439)
  Sale of mortgage-backed and mortgage-related
   securities available for sale............................       (10,962)             (49,267)              (45,310)
 Securities sold, not settled(2)............................            --                   --                    --
  Investment maturities.....................................       (11,728)             (18,625)              (28,930)
  Principal repayments......................................      (117,743)             (34,532)              (20,761)
 Realized gain (loss) on sale of investments,
  mortgage-backed and mortgage-related securities...........           507                  518                   630
 Amortization of (premium) discount.........................          (253)                (103)                  (14)
 Change in net unrealized gain (loss)
  on available for sale.....................................          (664)               5,772                (4,549)
                                                                 ---------             --------              --------
Ending balance(1)...........................................     $ 436,232             $435,426              $363,829
                                                                 =========             ========              ========

(1) Certain noncash transactions are included in the investment activity.
(2) The Association conducted sale and purchase activity of securities which had not yet settled as of the period end.
(3) On December 15, 1996, the Association transferred all of its securities categorized as held to maturity to its available for sale portfolio.

  The following table sets forth certain information regarding the carrying and market values of the Association's short-term investments (consisting of federal funds sold and interest-bearing demand deposits) and investments, mortgage-backed and mortgage-related securities at the dates indicated:

                                                                             At December 31,
                                      ------------------------------------------------------------------------------------------
                                                  1998                           1997                          1996
                                      ----------------------------   ----------------------------   ----------------------------
                                        Carrying         Market        Carrying        Market         Carrying        Market
                                          Value          Value           Value         Value           Value          Value
                                      ------------    ------------   -------------   ------------   ------------   -------------
                                                                             (In thousands)
Short-term investments                  $  8,205        $  8,205        $  5,791       $  5,791       $ 17,542        $ 17,542
                                        --------        --------        --------       --------       --------        --------
Investment securities:
 Available for sale:
  Corporate obligations...............    27,802          27,802          24,208         24,208         17,354          17,354
  U.S. Treasury.......................        --              --              --             --         14,949          14,949
  U.S. government and
   agency obligations.................    39,998          39,998          77,137         77,137         48,420          48,420
   Municipal obligations..............    59,280          59,280          13,260         13,260          8,894           8,894
   Marketable equity securities(1)....    36,028          36,028          36,660         36,660         29,730          29,730
                                        --------        --------        --------       --------       --------        --------
     Total available for sale.........   163,108         163,108         151,265        151,265        119,347         119,347
                                        --------        --------        --------       --------       --------        --------
Mortgage-backed and
 mortgage-related securities:
 Available for sale:
   FHLMC..............................     7,646           7,646          18,148         18,148         23,522          23,522
   GNMA...............................   164,863         164,863         173,806        173,806        128,178         128,178
   FNMA...............................    13,219          13,219          20,742         20,742         20,527          20,527
   CMOs...............................    87,396          87,396          71,465         71,465         72,255          72,255
                                        --------        --------        --------       --------       --------        --------
     Total available for sale.........   273,124         273,124         284,161        284,161        244,482         244,482
                                        --------        --------        --------       --------       --------        --------
Total short-term investments,
 investment securities, mortgage-
 backed and mortgage-related
 securities...........................  $444,437        $444,437        $441,217       $441,217       $381,371        #381,371
                                        ========        ========        ========       ========       ========        ========

____________________
(1) At December 31, 1998, marketable equity securities consisted of $23.2 million of mutual funds backed by adjustable-rate mortgage-backed securities, corporate debt, corporate bonds or government bonds, $2.5 million of FHLMC stock, $73,000 of Student Loan Marketing Association stock, $416,000 of FNMA Stock, $1.6 million of bank equities, $2.8 million of bank preferred and trust preferred stock, $3.9 million in a real estate limited partnership, $325,000 of a real estate investment trust, and a $1.2 million investment in a limited partnership.

   The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Association's short-term investments (consisting of federal funds sold and interest-bearing demand deposits), investment securities and mortgage-backed and mortgage related securities as of December 31, 1998.

                                                                          At December 31, 1998
                                 ---------------------------------------------------------------------------------------------------

                                                        More than One      More than Five        More than
                                  One Year or Less   Year to Five Years  Years to Ten Years      Ten Years             Total
                                 ------------------  ------------------  ------------------  ------------------  -------------------

                                           Weighted            Weighted            Weighted            Weighted             Weighted

                                 Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average   Carrying   Average
                                   Value    Yield     Value     Yield      Value    Yield      Value    Yield      Value     Yield
                                 --------  --------  --------  --------  --------  --------  --------  --------  ---------  --------

                                                                           (Dollars in thousands)
Short-term investments..........  $ 8,205    4.48%   $    --       --%    $    --       --%  $     --       --%   $  8,205     4.48%

Investment securities:
 Available for Sale:
  U.S. Government agency
   securities...................       --      --     14,750     6.16       5,428     6.62     19,820     7.06      39,998     6.67
  Municipal obligations.........       --      --      5,784     4.23       6,732     4.64     46,764     4.79      59,280     4.72
  Corporate obligations.........    11,483    6.35    10,492     6.25       5,827     6.45          --      --      27,802     6.33
  Marketable equity securities..    23,172    7.01        --       --          --       --          --      --      23,172     7.01
  Common Stock..................     4,115    1.54        --       --          --       --          --      --       4,115     1.54
  Preferred and Trust Preferred
   Securities...................     3,252    8.04        --       --          --       --          --      --       3,252     8.04
  Other Investment
   Securities (1)...............     5,489    2.86        --       --          --       --          --      --       5,489     2.86
                                   -------    ----   -------     ----     -------     ----    --------    ----    --------     ----
  Total investment securities...    47,511    5.97    31,026     5.83      17,987     5.82      66,584    5.47     163,108     5.72
                                   -------    ----   -------     ----     -------     ----    --------    ----    --------     ----
Mortgage-backed and mortgage-
 related securities:
 Available for Sale:
  GNMA..........................        --      --        --       --          --       --     164,864    7.40     164,864     7.40
  FNMA..........................        --      --     2,085     6.64          --       --      11,134    6.82      13,219     6.79
  FHLMC.........................        --      --     7,646     6.50          --       --          --      --       7,646     6.50
  CMOs..........................        --      --        --       --      17,489     6.32      69,906    6.22      87,395     6.24
                                   -------    ----   -------     ----     -------     ----    --------    ----    --------     ----
  Total mortgage-backed and
   mortgage-related securities..        --      --     9,731     6.53      17,489     6.32     245,904    7.04     273,124     6.97
                                   -------    ----   -------     ----     -------     ----    --------    ----    --------     ----
Total short-term investments,
 investment securities,
 mortgage-backed securities
 and mortgage-related
 securities.....................    $55,716           $40,757              $35,476             $312,488            $444,437
                                    =======           =======              =======             ========            ========

(1) Other investment securities consisted of $3.9 million of a real estate investment limited partnership, $1.2 million investment in a limited partnership and $325,000 of a real estate investment trust.

Sources of Funds

  General. Deposits, loan repayments and prepayments, proceeds from sales of loans, principal and interest payments on investment and mortgage-backed and mortgage-related securities, cash flows generated from operations and FHLB advances are the primary sources of the Association's funds for use in lending, investing and for other general purposes.

  Deposits. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of savings, NOW accounts, checking accounts, money market accounts and certificate accounts.
For the year ended December 31, 1998, core deposits represented 53.4% total average deposits. The flow of deposits is influenced significantly by general and regional economic conditions, changes in money market rates, prevailing interest rates and competition. The Association's deposits are obtained predominantly from the areas in which its branch offices are located. To attract and retain deposits, the Association relies primarily on pricing its deposit products at a competitive rate providing customer service and its long-standing relationships with customers; however, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. The Association uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. Certificate accounts in excess of $100,000 are not actively solicited by the Association and the Association does not currently use brokers to obtain deposits. During the year ended December 31, 1998, the Association's balance of passbook accounts decreased by $96,000, or .06%, and its balance of certificates of deposits increased by $8.7 million, or 3.7%. The increase in certificates of deposit resulted from the Association's offering CD specials and increased advertising during 1998 which caused depositors to invest in certificates of deposit.

  At December 31, 1998, certificate accounts with maturities of one year or less totalled $131.7 million, or 27.3% of total deposits. While the Association believes that, based on the Association's historical deposit outflow activity, the substantial majority of such accounts will remain with the Association, if a material amount of such accounts were not renewed it could have a material adverse impact on the liquidity and cash flows of the Association and may result in increased interest expense in the event the Association paid higher rates to attract and retain deposit accounts or increased its utilization of higher cost borrowings to fund its liquidity needs.

  The following table presents the deposit activity of the Association for the periods indicated:

                                                                 For the Years Ended December 31,
                                                  -----------------------------------------------------------
                                                          1998                 1997                 1996
                                                  -----------------     ----------------     ----------------
                                                                         (In thousands)
Net deposits (withdrawals)......................        $ 2,221              $(5,316)             $ 8,551
Interest credited on deposit accounts...........         18,173               17,904               16,145
                                                        -------              -------              -------
Total increase (decrease) in deposit accounts...        $20,394              $12,588              $24,696
                                                        =======              =======              =======

  At December 31, 1998, the Association had $17.4 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                               Weighted
                 Maturity Period                          Amount             Average Rate
-------------------------------------------------     ------------      -------------------
                                                       (Dollars in
                                                        thousands)
Three months or less.............................        $ 2,655               4.94%
Over 3 through 6 months..........................          1,975               4.65%
Over 6 through 12 months.........................          3,813               5.94%
Over 12 months...................................          8,978               6.05%
                                                         -------
Total............................................        $17,421
                                                         =======

  The following table sets forth the distribution of the Association's average deposit accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented. Averages for the periods presented utilize average month-end balances.

                                                                      For the Years Ended December 31,
                               ---------------------------------------------------------------------------------------------------
                                             1998                             1997                             1996
                               ---------------------------------------------------------------------------------------------------
                                            Percent                          Percent                          Percent
                                           of Total  Weighted               of Total  Weighted               of Total   Weighted
                                 Average    Average   Average     Average    Average   Average     Average    Average    Average
                                 Balance   Deposits    Cost       Balance   Deposits    Cost       Balance   Deposits     Cost
                               ---------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Money market savings accounts.....$ 14,342     3.04%     2.29%    $ 16,152      3.54%     2.46%    $ 16,397      3.86%    2.50%
Passbook accounts................. 159,374    33.84      2.76      160,155     35.12      3.00      162,636     38.34     3.01
NOW accounts......................  31,886     6.77      1.78       28,339      6.21      1.95       24,475      5.77     2.03
Non-interest-bearing accounts.....  25,565     5.43        --       21,784      4.78        --       19,288      4.55       --
                                  --------   ------      ----     --------    ------      ----     --------    ------     ----
   Total.......................... 231,167    49.08      2.29      226,430     49.65      2.54      222,796     52.52     2.60
                                  --------   ------      ----     --------    ------      ----     --------    ------     ----
Certificate accounts:
 Less than six months.............     570     0.12      3.56          719      0.16      3.83          622      0.15     3.62
 Over six through 12 months.......  68,410    14.53      5.02       76,267     16.72      4.90       89,627     21.13     4.97
 Over 12 through 24 months........  62,294    13.23      5.95       46,772     10.26      5.97       16,377      3.86     6.12
 Over 24 months...................  60,910    12.93      5.91       60,664     13.30      5.98       52,501     12.37     5.90
 IRA/KEOGH........................  47,635    10.11      5.59       45,198      9.91      5.65       42,272      9,97     5.50
                                  --------   ------      ----     --------    ------      ----     --------    ------     ----
   Total certificate accounts..... 239,819    50.92      5.58      229,620     50.35      5.53      201,399     47.48     5.40
                                  --------   ------      ----     --------    ------      ----     --------    ------     ----
    Total average deposits........$470,986   100.00%     3.97%    $456,050    100.00%     4.05%    $424,195    100.00%    3.93%
                                  ========   ======      ====     ========    ======      ====     ========    ======     ====

  The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1998.

                                      Period to Maturity from December 31, 1998                      At December 31,
                            -----------------------------------------------------------   ---------------------------------------
                              Less than       One to          Two to           Over
                               One Year      Two years     Three years     Three years        1998         1997          1996
                            -----------   -------------  --------------  --------------   ----------- ------------- -------------
                                                                  (In thousands)
Certificate accounts:
0  to 2.99%................... $    684         $    --         $    --       $    --      $    684      $     --      $    ---
3.00 to 3.99%.................      584              --              --            --           584         1,360         1,322
4.00 to 4.99%.................   50,254           1,608           1,027            --        52,889         8,053        87,668
5.00 to 5.99%.................   52,391          49,969          10,326         4,238       116,924       133,348        68,477
6.00 to 6.99%.................   21,612          25,452           2,692         5,230        54,986        75,378        51,103
7.00 to 7.99%.................    6,858           8,077             854         1,661        17,450        16,727        16,410
8.00 to 8.99%.................       --              --             800           338         1,138         1,097         1,118
Over 9.00%....................       --              --              --            --            --            --            --
                               --------         -------         -------       -------      --------      --------      --------

 Total........................ $132,383         $85,106         $15,699       $11,467      $244,655      $235,963      $226,098
                               ========         =======         =======       =======      ========      ========      ========

  Borrowings. The Association utilizes advances from the FHLB as an alternative to retail deposits to fund its operations and may do so in the future as part of its operating strategy. These FHLB advances are collateralized primarily by certain of the Association's mortgage loans and mortgage-backed securities and secondarily by the Association's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Association, fluctuates
from time to time in accordance with the policies of the OTS and the FHLB.   At
December 31, 1998, the Association had $90.8 million in short-term and $126.8 million in long-term outstanding advances from the FHLB.

  The following table sets forth certain information regarding the Association's short-term borrowed funds at or for the periods ended on the dates indicated:

                                                                          At or For the Year
                                                                          Ended December 31,
                                               ------------------------------------------------------------------------
                                                         1998                     1997                      1996
                                               ---------------------     --------------------     ---------------------
                                                                         (Dollars in thousands)
FHLB advances:
 Average balance outstanding..................        $217,108                 $149,246                   $ 8,204
                                                      ========                 ========                   =======
 Maximum amount outstanding at................        $225,340                 $195,398
                                                      ========                 ========                   =======
    any month-end during the period...........                                                            $37,525
                                                                                                          =======
 Balance outstanding at end of period.........        $217,545                 $193,237                   $37,525
                                                      ========                 ========                   =======
 Weighted average interest rate...............            5.69%                    5.86%
    during the period.........................        ========                 ========                      5.48%
                                                                                                          =======
 Weighted average interest rate at end........            5.63%                    6.04%                     5.56%
   of period..................................        ========                 ========                   =======

  At December 31, 1998, the Association also maintained securities sold under agreements to purchase of $5.0 million. Securities sold under agreements to repurchase are collateralized by mortgage-backed securities. The $5.0 million is comprised of one commitment with a scheduled maturity of August 26, 1999 at an interest rate of 6.25%.

Subsidiary Activities

  Great American Financial Services, Inc. is a wholly-owned subsidiary of the Association, which currently does not conduct any activities.

Personnel

  As of December 31, 1998, the Association had 177 authorized full-time employee positions and 50 authorized part-time employee positions. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good.


                           REGULATION AND SUPERVISION
General

  As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision ("OTS"). The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

Holding Company Regulation

  The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

  A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

  The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

  Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Association must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

  Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

  Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

  The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

  The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1998, the Association met each of its capital requirements.

 The following table presents the Association's capital position at December 31, 1998.

                                                                                         Capital
                                                            Excess         ----------------------------------
                      Actual            Required         (Deficiency)           Actual            Required
                      Capital            Capital            Amount              Percent            Percent
                  ---------------    -------------    ----------------     --------------     ---------------
                                                      (Dollars in thousands)

Tangible ........      $ 97,288          $12,143             $85,145              12.02%             1.50%
Core (Leverage)..      $ 97,288          $24,286             $73,002              12.02%             3.00%
Risk-based.......      $100,062          $25,188             $74,874              31.78%             8.00%

  Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

  Insurance of Deposit Accounts. Deposits of the Association are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

  In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged.

  The Association's assessment rate for fiscal 1998 was 6.10 basis points and the premium paid for this period was $282,000. Payments toward the FICO bonds amounted to $282,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

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

  Thrift Rechartering Legislation. Legislation enacted in 1996 provided that the BIF and SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Association is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

  Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 1998, the Association's limit on loans to one borrower was $14.6 million, and the Association's largest aggregate outstanding balance of loans to one borrower was $2.2 million.

  QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

  A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1998, the Association maintained 96.6% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lending test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

  Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in 1998 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Association") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At December 31, 1998, the Association was a Tier 1 Association. Effective April 1, 1999, the OTS's capital distribution regulation will change. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

  Liquidity. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's liquidity ratio for December 31, 1998 was 66.8%, which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

  Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31, 1998 totaled $171,000.

  Transactions with Related Parties. The Association's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

  The Association's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Association may make to insiders based, in part, on the Association's capital position and requires certain board approval procedures to be followed.

  Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

  Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Reserve System

  The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Association complies with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Association report their income on a calendar year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has not been audited by the IRS since 1997, which covered the tax years up to 1995. For its 1998 taxable year, the Association is subject to a maximum federal income tax rate of 34.0%.

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

     The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, repeals the reserve method of accounting for bad debts for tax years beginning after 1995 and requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The thrift institutions eligible to be treated as "small banks" (assets of $500 million or less) are allowed to use the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. The PTI Method of accounting for bad debts is no longer available for any financial institution.

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS.
Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to a 2-year suspension if the "residential loan requirement" is satisfied.

     Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Association's 1996 taxable year, in which the Association originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Association during its six taxable years preceding its current taxable year.

     The Association is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 other than its supplemental reserve for losses on loans, if any over the balance of such reserves as of December 31, 1987 (or a lesser amount since the Association's loan portfolio decreased since December 31,
1987). As a result of such recapture, the Association will incur an additional tax liability of approximately $765,000 which is to be paid beginning in 1998 over a six year period.

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

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Association makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Association does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

Additional Item.  Executive Officers of the Registrant.
------------------------------------------------------

     The following table sets forth certain information regarding the executive officers of the Company and the Association who are not also directors.

          Name                 Age at 12/31/98                       Position
------------------------     -----------------    --------------------------------------------

Todd L. Cover                               37      Executive Vice President and Chief
                                                    Operating Officer

Lawrence A. Michael                         49      Secretary of the Company and Vice
                                                    President and Secretary of the Association

Raymond  G. Suchta                          50      Chief Financial Officer and Treasurer of
                                                    the Company and Vice President and Chief
                                                    Financial Officer of the Association

Aaron T. Flaitz, Jr.                        48      Vice President and Assistant Secretary of
                                                    the Association

Norman A. Litterini                         57      Vice President - Lending of the
                                                    Association

Wayne A. Callen                             49      Vice President - Data Processing of the
                                                    Association

Judith A. Stoeckle                          58      Vice President - Systems Coordinator of
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

                                                                                         Net Book Value
                                                       Original                          of Property or
                                                         Year                              Leasehold
                                       Leased           Leased           Date of        Improvements at
                                         or               or              Lease            December 31,
           Location                     Owned          Acquired        Expiration              1998
------------------------------      -----------     ------------     -------------     --------------------
Executive/Home Office:

Whitehall
4750 Clairton Boulevard
Whitehall, PA 15236...............      Owned               1983                 -               $2,133,882

Branch Offices:

Homestead
300 East Eighth Avenue
Homestead, PA  15120..............      Owned               1945                 -                   43,927

McKeesport
225 Fifth Avenue
McKeesport, PA  15134.............      Owned               1966                 -                  199,359

Clairton
608 Miller Avenue
Clairton, PA  15025...............      Owned               1959                 -                   37,314

Forest Hills
2210 Ardmore Boulevard
Forest Hills, PA  15221...........      Owned               1974                 -                  224,000

Norwin Hills
8775 Norwin Avenue
North Huntingdon, PA  15642.......     Leased               1991              2006                    3,329

Elizabeth
548 Rock Run Road
Elizabeth Township, PA 15018......      Owned               1978                -                   211,805

Munhall
4600 Main Street
Munhall, PA  15120................      Owned               1982                 -                  445,712

Caste Village
Baptist & Grove Roads
Whitehall, PA  15236..............     Leased               1991              2005                   12,615

White Oak
1527 Lincoln Way
White Oak, PA  15131..............      Owned               1993                 -                  176,955

Belle Vernon
100 Sara Way
Belle Vernon, PA 15012............     Leased               1996              1999                  195,209

                                                                                         Net Book Value
                                                       Original                          of Property or
                                                         Year                              Leasehold
                                       Leased           Leased           Date of        Improvements at
                                         or               or              Lease            December 31,
           Location                     Owned          Acquired        Expiration              1998
------------------------------      -----------     ------------     -------------     --------------------

North Fayette
250 Summit Park Drive
Pittsburgh, PA 15275..............     Leased               1996              1999                  179,990

West Mifflin
2251 Century Drive
West Mifflin, PA  15122...........     Leased               1996              2000                  177,949

Regent Square
1105 South Braddock Avenue
Pittsburgh, PA  15218.............     Leased               1998              2008                  262,766
                                                                                                 ----------
                                                                                                 $4,304,812
     Total........................                                                               ==========


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

Item 4.   Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

 None.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

  Information relating to the market for Registrant's common equity and related stockholder matters appears under "Stock Information" and "Stock Price" on the inside back cover of the Registrant's 1998 Annual Report to Stockholders and is incorporated herein by reference.

Item 6.   Selected Financial Data.
---------------------------------

  The above-captioned information appears under "Selected Consolidated Financial and Other Data" in the Registrant's 1998 Annual Report to Stockholders on page 7 and is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations.
---------------------

  The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Stockholders on pages 8 through 18 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

  This information contained in the Section captioned, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management/Interest Rate Sensitivity Analysis" on pages 8 through 10 of the 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.
-----------------------------------------------------

  The Consolidated Financial Statements of GA Financial, Inc. and its subsidiary, together with the report thereon by PricewaterhouseCoopers LLP appears in the Registrant's 1998 Annual Report to Stockholders on pages 19 through 42 and are incorporated herein by reference.

Item 9.   Changes In and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure.
--------------------

 None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

  The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999, at pages 4 through 6.

Item 11.  Executive Compensation.
--------------------------------

  The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999, at pages 7 through 9 and pages 11 through 16 (excluding the Executive Compensation Committee Report and Stock Performance Graph).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

  The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999, at pages 3 and 4 through 6.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

  The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999, at pages 16 and 17.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1998 Annual Report to Stockholders.

                                                                          PAGE
                                                                         -------

   Report of Independent Accountants...................................       19

   Consolidated Statements of Financial Condition for the years ended
     December 31, 1998 and 1997........................................       20

   Consolidated Statements of Income for the
     Years Ended December 31, 1998, 1997 and 1996......................       21

   Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1998, 1997 and 1996......................       22

   Consolidated Statements of Shareholders' Equity
     for the Years Ended December 31, 1998, 1997 and 1996..............       23

   Notes to Consolidated Financial Statements for the
     Years Ended December 31, 1998, 1997 and 1996......................  24 - 42

   The remaining information appearing in the 1998 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits

     (a) The following exhibits are filed as part of this report.

         3.1  Certificate of Incorporation of GA Financial, Inc.*
         3.2  Bylaws of GA Financial, Inc.*
         4.0  Stock Certificate of GA Financial, Inc.*
         10.1 GA Financial Inc. 1996 Stock-Based Incentive Plan**
         10.2 Form of Great American Federal Savings and Loan Association Employee Stock Ownership Plan*
         10.3 Employment Agreements between Great American Federal Savings and Loan Association and John M. Kish and John G. Micenko***
         10.4 Employment Agreements between GA Financial, Inc. and John M. Kish and John G. Micenko***
         10.5 Form of Change in Control Agreement between Great American Federal Savings and Loan Association and Andrew R. Getsy, Aaron T. Flaitz, Jr., Norman A. Litterini, Wayne A. Callen and Judith A. Stoeckle*
         10.6 Form of Change in Control Agreement between GA Financial, Inc. and Lawrence A. Michael and Raymond G. Suchta*
         10.7 Form of Great American Federal Savings and Loan Association Employee Severance Compensation Plan*
         11.0 Computation of Earnings Per Share (filed herewith)
         13.0 Portions of the 1998 Annual Report to Stockholders (filed herewith)
         21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
         23.0 Consent of PricewaterhouseCoopers LLP (filed herewith)
         27.0 Financial Data Schedule (field herewith)
         99.1 Proxy Statement, dated March 26, 1999, for the 1999 Annual Meeting of Stockholders (filed herewith)

     (b) Reports on Form 8-K

         None.
         __________________________________
         * Incorporated by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on December 21, 1995, as amended, Registration No. 33-80715.
         ** Incorporated by reference into this document from the Proxy Statement for the Special Meeting of Shareholders filed on August 30, 1996.
         *** Incorporated by reference into this document from the Company's
             Form 10-Q filed on May 13, 1998.

CONFORMED                            SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GA FINANCIAL, INC.


                                           By:     /s/ John M. Kish
                                                ----------------------------
                                                John M. Kish
                                                Chairman of the Board and
                                                Chief Executive Officer

                                                Date:  March 31, 1999


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                   Title                         Date
----                                   -----                         ----
/s/ John M. Kish             Chairman of the Board and          March 31, 1999
---------------------        Chief Executive Officer
John M. Kish                 (principal executive officer)



/s/ John G. Micenko          President and Director             March 31, 1999
---------------------
John G. Micenko

/s/ Raymond G. Suchta        Chief Financial Officer            March 31, 1999
---------------------        and Treasurer
Raymond G. Suchta            (principal accounting and
                             financial officer)



/s/ Thomas E. Bugel          Director                           March 31, 1999
---------------------
Thomas E. Bugel


/s/ Darrell J. Hess          Director                           March 31, 1999
---------------------
Darrell J. Hess


/s/ Thomas M. Stanton        Director                           March 31, 1999
---------------------
Thomas M. Stanton


/s/ David R. Wasik           Director                           March 31, 1999
---------------------
David R. Wasik


/s/ Robert J. Ventura        Director                           March 31, 1999
---------------------
Robert J. Ventura