Form 10-Q
period 1999-03-31
GA FINANCIAL INC/PA
filed 1999-05-17
CIK 1005313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------   ----------------------

                         Commission File Number 1-14154
                                                  -----


                              GA FINANCIAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                                                 25-1780835
------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

4750 CLAIRTON BOULEVARD, PITTSBURGH, PENNSYLVANIA                                           15236
------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                  (Zip Code)




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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                  Yes  X     No
                                                              ----      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,855,154 shares of common stock, par value $.01 per share, were outstanding as of April 26, 1999.

                               GA FINANCIAL, INC.

                                   FORM 10-Q

                                 March 31, 1999


                                     INDEX

                                                                                         Page
                                                                                         ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                   Consolidated Statements of Financial Condition -
                   March 31, 1999 (unaudited) and December 31, 1998....................     1

                   Consolidated Statements of Income and Comprehensive Income -
                   For the Three Months Ended March 31, 1999 (unaudited) and 1998......     2

                   Consolidated Statements of Cash Flows - For the Three
                   Months Ended March 31, 1999 (unaudited) and 1998....................     3

                   Notes to unaudited Consolidated Financial Statements................   4-7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................................  8-14

Item 3.       Quantitative and Qualitative Disclosures about Market Risk...............    15

PART II.      OTHER INFORMATION........................................................    16

SIGNATURES    .........................................................................    17

--------------------------------------------------------------------------------
GA Financial, Inc.
Consolidated Statements of Financial Condition
March 31, 1999 and December 31, 1998


                                                                                        March 31,1999   Dec. 31, 1998
                                                                                         (Unaudited)
---------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                      (Dollars in thousands)

Cash (including interest-bearing demand deposits of $27,467
in 1999 and $7,705 in 1998)                                                                  $ 31,483        $ 22,987
Federal funds sold                                                                                  0             500
Available for sale securities, at fair value:
    Investment securities                                                                     164,031         163,108
    Mortgage-related securities                                                               308,106         273,124
Loans receivable, net                                                                         317,105         310,688
Education loans held for sale                                                                  22,727          20,040
Accrued interest receivable                                                                     6,257           6,050
Federal Home Loan Bank stock                                                                   13,794          11,413
Office, property and equipment                                                                  5,138           5,114
Foreclosed assets                                                                                 798             758
Prepaid expenses and other assets                                                              10,038           9,540
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                 $879,477        $823,322
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing demand deposits                                                          $ 30,692        $ 30,373
Savings accounts                                                                              450,107         452,175
Borrowed funds                                                                                280,870         222,545
Advances from borrowers for taxes and insurance                                                 1,743           1,514
Accrued interest payable                                                                        3,212           1,606
Securities purchased, not settled                                                               3,998           1,901
Other liabilities                                                                               3,179           3,992
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                             773,801         714,106

Shareholders' Equity:
Preferred stock (.01 par value); 1,000,000 shares authorized; 0 shares issued                       -               -
Common stock (.01 par value); 23,000,000 shares authorized;
    8,900,000 shares issued                                                                        89              89
Additional paid in capital                                                                     86,467          86,467
Treasury stock, at cost (2,044,846 shares at March 31, 1999 and 1,858,865 shares
    at December 31, 1998)                                                                     (35,252)        (32,255)
Unearned employee stock ownership plan (ESOP) shares                                           (5,520)         (5,520)
Unearned recognition and retention plan (RRP) shares                                           (2,177)         (2,431)
Accumulated other comprehensive income, net                                                     1,774           3,306
Retained earnings, substantially restricted                                                    60,295          59,560
---------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                    105,676         109,216

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $879,477        $823,322
=====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

GA Financial, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended March 31, 1999 and 1998

                                                                                        For the Three Months
                                                                                          Ended March 31,
                                                                                        1999            1998
                                                                                            (Unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                                       (Dollars in thousands
                                                                                     except per share amounts)
Interest income:
Loans                                                                             $        6,219      $    6,558
Mortgage-related securities                                                                4,519           4,845
Investment securities                                                                      2,405           2,487
Interest on bank deposits                                                                    200             149
----------------------------------------------------------------------------------------------------------------
Total interest income                                                                     13,343          14,039
----------------------------------------------------------------------------------------------------------------
Interest expense:
Savings accounts                                                                           4,435           4,614
Borrowed funds                                                                             3,385           3,114
Other                                                                                          9               9
----------------------------------------------------------------------------------------------------------------
Total interest expense                                                                     7,829           7,737
----------------------------------------------------------------------------------------------------------------
Net interest income before provision for losses on loans                                   5,514           6,302
Provision for losses on loans                                                                 60              90
----------------------------------------------------------------------------------------------------------------
Net interest income after provision for losses on loans                                    5,454           6,212
----------------------------------------------------------------------------------------------------------------
Non-interest income:
Service fees                                                                                 427             354
Net gain on sales of securities                                                               84             162
Data processing service fees                                                                 193             187
Other                                                                                        115             104
----------------------------------------------------------------------------------------------------------------
Total non-interest income                                                                    819             807
----------------------------------------------------------------------------------------------------------------
Non-interest expense:
Compensation and employee benefits                                                         2,008           1,999
Occupancy and equipment                                                                      515             418
Deposit insurance premiums                                                                    71              71
Data processing service expenses                                                             395             420
Other                                                                                      1,052           1,139
----------------------------------------------------------------------------------------------------------------
Total non-interest expense                                                                 4,041           4,047
----------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                                   2,232           2,972
Provision for income taxes                                                                   550           1,042
----------------------------------------------------------------------------------------------------------------
Net income                                                                        $        1,682      $    1,930
================================================================================================================
Other comprehensive income (loss), net of taxes:
Unrealized holding losses on available for sale securities, net of taxes
for 1999 and 1998, respectively                                                           (1,585)           (656)
Reclassification adjustment for gains included in net income                                  53             102
----------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                         (1,532)           (554)
----------------------------------------------------------------------------------------------------------------
Comprehensive income                                                              $          150      $    1,376
================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


Basic earnings per share                $      .27  $      .28
                                        ==========  ==========

Diluted earnings per share              $      .27  $      .27
                                        ==========  ==========

Dividends per share                     $      .16  $      .12
                                        ==========  ==========

Average shares outstanding - basic       6,193,054   6,790,266
Average shares outstanding - diluted     6,315,824   7,037,366


GA Financial, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1999 and 1998

                                                                                       For the Three Months Ended
--------------------------------------------------------------------------------------------------------------------
                                                                                                March 31,
                                                                                         1999              1998
                                                                                              (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                                         (Dollars in thousands)
Cash flows from operating activities:
Net income                                                                                $  1,682          $  1,930
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Provision for losses on loans                                                                60                90
   Depreciation on office, property and equipment                                              173               186
   Accretion of net deferred loan fees                                                        (148)             (150)
   Allocation of RRP shares                                                                    254               201
   Net realized gain on sales of securities                                                    (84)             (162)
   Increase in accrued interest receivable                                                    (207)             (106)
   Increase in prepaid expenses and other assets                                              (544)             (516)
   Increase in accrued interest payable                                                      1,606             1,520
   Other                                                                                       172               130
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                              $  2,964          $  3,123
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of available for sale securities                                      10,236            27,207
   Repayments and maturities of available for sale securities                               33,720            29,162
   Purchases of available for sale securities                                              (80,239)          (41,438)
   Purchases of loans                                                                            -             7,215
   Net increase in loans                                                                    (9,056)          (33,061)
   Purchases of office, property and equipment, net                                           (197)              (39)
   Purchases of Federal Home Loan Bank stock                                                (2,381)           (1,520)
--------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                   (47,917)          (12,474)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in demand and savings deposits                                               2,295             7,631
   Net (decrease) increase in certificates of deposit                                       (4,044)               77
   Net  increase in advances from borrowers for taxes and insurance                            317               983
   Purchase of treasury stock                                                               (2,950)           (2,282)
   Net increase from borrowed funds                                                         58,325            17,554
   Cash dividends paid                                                                        (947)             (920)
   Other                                                                                       (47)              (24)
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                52,949            23,019
--------------------------------------------------------------------------------------------------------------------
   Net increase in cash and cash equivalents                                                 7,996            13,668
Cash and cash equivalents at beginning of period                                            23,487            12,742
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $ 31,483          $ 26,410
====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of GA Financial, Inc. (the "Company") and its subsidiaries, Great American Federal Savings and Loan Association (the "Association") and New Eagle Capital, Inc.

In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K. Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Association. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Association.

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total risk-based, Tier I risk-based, and Tier I leverage capital. It is management's opinion that the Association meets all capital adequacy requirements to which it is subject.

As of March 31, 1999, the most recent notification from the Office of Thrift Supervision (the "OTS") categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category. In March 1999, the Association paid a $32 million dividend to the Company. This dividend had OTS approval.

                                                         Tier I              Tier I              Total
                                                        Leverage           Risk-Based          Risk-based
                                                        Capital             Capital             Capital
                                                 -----------------------------------------------------------
                                                                    (Dollars in thousands)
March 31, 1999:
     Equity capital (1)                                     $ 69,362            $ 69,362            $ 69,362
     General valuation allowance (2)                               -                   -               1,604
     Less unrealized gains on certain available-
      for-sale securities                                     (2,155)             (2,155)             (1,207)
     Less core deposit intangible                               (864)               (864)               (864)
                                                 -----------------------------------------------------------
Total regulatory capital                                      66,343              66,343              68,895
Minimum regulatory capital                                    33,558              12,204              24,408
                                                 -----------------------------------------------------------
Excess regulatory capital                                   $ 32,785            $ 54,139            $ 44,487
                                                 ===========================================================


Regulatory capital as a percentage                              7.91%              21.74%              22.58%
Minimum regulatory capital as a percentage                      4.00                4.00                8.00
                                                 -----------------------------------------------------------
Excess regulatory capital as a percentage                       3.91%              17.74%              14.58%
                                                 ===========================================================

Well capitalized requirement under
      prompt corrective actions provisions                      5.00%               6.00%              10.00%
                                                 ===========================================================



Adjusted assets as reported to the OTS                      $838,944            $305,106            $305,106


                                                         Tier I              Tier I              Total
                                                        Leverage           Risk-Based          Risk-based
                                                        Capital             Capital             Capital
                                                 -----------------------------------------------------------
                                                                    (Dollars in thousands)
December 31, 1998
     Equity capital (1)                                     $101,688            $101,688            $101,688
     General valuation allowance (2)                               -                   -               1,604
     Less unrealized gains on certain available-
      for-sale securities                                     (3,490)             (3,490)             (2,320)
     Less core deposit intangible                               (910)               (910)               (910)
                                                 -----------------------------------------------------------
Total regulatory capital                                      97,288              97,288             100,062
Minimum regulatory capital                                    32,381              12,594              25,188
                                                 -----------------------------------------------------------
Excess regulatory capital                                   $ 64,907            $ 84,694            $ 74,874
                                                 ===========================================================


Regulatory capital as a percentage                             12.02%              30.90%              31.78%
Minimum regulatory capital as a percentage                      4.00                4.00                8.00
                                                 -----------------------------------------------------------
Excess regulatory capital as a percentage                       8.02%              26.90%              23.78%
                                                 ===========================================================

Well capitalized requirement under
      prompt corrective actions provisions                      5.00%               6.00%              10.00%
                                                 ===========================================================



Adjusted assets as reported to the OTS                      $809,516            $314,850            $314,850

(1) Represents equity capital of the Association as reported to the Office of Thrift Supervision.
(2)  Limited to 1.25% of risk-weighted assets.

3. Changes in Accounting Principles

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in a financial statement. For example, other comprehensive earnings may include foreign currency transaction adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Adoption had no impact on reported results.

In June 1998, the Financial Accounting Standard Board ("FASB") issued SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The provisions of this statement become effective beginning with the year 2000 interim reporting. Although the statement allows for early adoption on any quarterly period after June 1998, the Company has no plans to adopt the provisions of SFAS No. 133 prior to the effective date. The impact of adopting the provisions of this statement on the Company's financial position, results of operations and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of the derivative instruments in use by management at that time.

On January 1, 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 98-5 on reporting on the costs of start-up activities. This SOP requires that costs of start-up activities be expensed as incurred. Initial application of this SOP is to be reported as a cumulative effect of a change in accounting principle. The adoption of SOP 98-5 had no impact on the Company's financial position and results of operations.

On January 1, 1999, the Company adopted the provisions of SOP No. 98-1 on accounting for the costs of computer software developed or obtained for internal use. This SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The adoption of SOP No. 98-1 was immaterial to the Company's financial position and results of operations.

4. Derivative Financial Instruments with Off-Balance Sheet Risk

A reconciliation of forward and standby commitment activity for the period follows:

(Dollars in thousands)              Forward Commitments         Standby Commitments
                               -------------------------------------------------------
Balance at December 31, 1998                      $ 42,000                    $  8,000
Purchase commitments                                59,000                      12,000
Commitments sold                                    (2,000)                          0
Commitments settled                                (64,000)                    ( 8,000)
                               -------------------------------------------------------
Balance at March 31, 1999                         $ 35,000                    $ 12,000
                               =======================================================

The fair value of the $47.0 million in commitments was approximately $46.8 million at March 31, 1999.

5.    Earnings per Share:


                                                       For the three months ended
                                                   March 31, 1999      March 31, 1998
                                               ----------------------------------------
                                               (Dollars in thousands, except per share amounts)
Basic:
  Net income                                             $    1,682          $    1,930
  Net income applicable to common stock                       1,682               1,930
  Average common shares - outstanding basic               6,193,054           6,790,266
  Basic earnings per share                               $      .27          $      .28

Diluted:
  Net income                                             $    1,682          $    1,930
  Average common shares - outstanding basic               6,193,054           6,790,266

  Effect of dilutive securities:
     Shares issuable upon exercise of
     outstanding stock options and stock awards             127,770             247,100
  Average common shares outstanding - diluted             6,315,824           7,037,366

Diluted earnings per share                               $      .27          $      .27
                                               ========================================



6. Consolidated Statements of Shareholders' Equity:

The consolidated statement of shareholders' equity for the three month period ending March 31, 1999 is as follows:

                                                                                      Accumulated
                                  Additional               Unearned      Unearned        Other                      Total
                          Common   Paid in    Treasury       ESOP          RRP       Comprehensive   Retained   Shareholders'
(Dollars in thousands)    Stock    Capital      Stock    Plan Shares   Plan Shares   Income (Loss)   Earnings       Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/98          $89     $86,467  $(32,255)      $(5,520)      $(2,431)        $ 3,306    $59,560        $109,216

Net income                     -           -         -             -             -               -      1,682           1,682
Change in compre-
    hensive income,
    net of tax                 -           -         -             -             -          (1,532)         -          (1,532)
Treasury stock
    purchased                  -           -   ( 2,950)            -             -               -          -          (2,950)
Cash dividends                 -           -         -             -             -               -     (  947)           (947)
Stock awards and
     options                   -           -       (47)            -           254               -          -             207

                        ------------------------------------------------------------------------------------------------------
Balance at 3/31/99           $89     $86,467  $(35,252)      $(5,520)      $(2,177)        $ 1,774    $60,295        $105,676
                        ======================================================================================================

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
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

Comparison of Financial Condition at March 31, 1999 and December 31, 1998
-------------------------------------------------------------------------

The Association's total assets of $879.5 million at March 31, 1999 increased $56.2 million or 6.8% from December 31, 1998. This increase was primarily attributed to an increase in mortgage-related securities of $35.0 million primarily funded by increased borrowings of $58.3 million in the first three months of 1999.

Cash and fed funds increased $8.0 million or 34.0% to $31.5 million at March 31, 1999. These funds will be invested in investment and mortgage-related securities.

Investment securities classified as available for sale increased $923,000 or less than 1% to $164.0 million at March 31, 1999.

Mortgage-related securities classified as available for sale increased $35.0 million or 12.8% to $317.1 million at March 31, 1999. This was primarily due to investment of borrowed funds from the Federal Home Loan Bank (the "FHLB") of Pittsburgh. This was the result of management's continued emphasis on the utilization of FHLB borrowings to fund asset growth, particularly investments in mortgage-related securities. FHLB borrowings can be invested at yields higher than the cost of borrowed funds, thereby increasing net interest income.

There were no securities held by the Association which were classified as `held to maturity' or `held for trading' for either of the respective periods.

The following table presents details of the Association's investment securities and mortgage-related securities as of
March 31, 1999 (dollars in thousands):

                                                                       Gross                Gross
                                                 Amortized           Unrealized          Unrealized
Available for sale securities:                      Cost               Gains               Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed certificates                           $222,163              $2,489             $  (881)            $223,771
Collateralized mortgage obligations                      84,643                 468                (776)              84,335
Marketable equity securities                             35,458               2,312                (806)              36,964
US government agency debt                                35,578                  74                (175)              35,477
Corporate obligations                                    23,460                 150                   0               23,610
Municipal obligations                                    68,018                 579                (617)              67,980
----------------------------------------------------------------------------------------------------------------------------
   Total                                               $469,320              $6,072             $(3,255)            $472,137
============================================================================================================================

The following table presents details of the Association's investment securities and mortgage-related securities as of
December 31, 1998 (dollars in thousands):

                                                                       Gross                Gross
                                                 Amortized           Unrealized          Unrealized
Available for sale securities:                      Cost               Gains               Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed certificates                           $183,312              $2,707             $  (291)            $185,728
Collateralized mortgage obligations                      87,913                 821              (1,338)              87,396
Marketable equity securities                             33,750               2,808                (530)              36,028
US government agency debt                                58,689                 858                (267)              59,280
Corporate obligations                                    27,457                 345                   -               27,802
Municipal obligations                                    39,863                 154                 (19)              39,998
----------------------------------------------------------------------------------------------------------------------------
   Total                                               $430,984              $7,693             $(2,445)            $436,232
============================================================================================================================

Loans receivable increased $6.4 million or 2.1% to $317.1 million at March 31, 1999. This was due to the Association's purchase and origination of mortgage and consumer loans.

Education loans held for sale increased $2.7 million or 13.4% to $22.7 million due to originations.

The following table presents details of the Association's loan portfolio (dollars in thousands):

                                                      March 31, 1999          December 31, 1998
                                                --------------------------------------------------
Mortgages:
   One to four family residential                                $239,465                 $239,648
   Multi-family residential                                         4,622                    5,293
   Commercial                                                      13,741                    7,329
   Construction and development                                    10,673                    2,371
Consumer loans:
   Home equity                                                     51,817                   54,953
   Education loans held for sale                                   22,727                   20,040
Other:
   Loans on savings accounts                                        1,859                    2,003
   Unsecured personal loans and other                               2,870                    3,013
--------------------------------------------------------------------------------------------------
      Total                                                       347,774                  334,650

Less:
   Undisbursed mortgage loans                                       5,568                    1,350
   Deferred loan fees                                                 770                      968
   Allowance for losses                                             1,604                    1,604
--------------------------------------------------------------------------------------------------
      Net loans                                                  $339,832                 $330,728
===================================================================================================

Accrued interest receivable increased $207,000 or 3.4% to $6.3 million at March 31, 1999. This was due to an increase in mortgage-related securities purchased by proceeds from FHLB borrowings.

FHLB stock increased $2.4 million or 20.9% to $13.8 million at March 31, 1999. The Association is required to own FHLB stock based upon levels of borrowings. As the use of FHLB advances increases, the amount of required stock ownership also increases.

Prepaid expenses and other assets increased $498,000 or 5.2% to $10.0 million at March 31, 1999. This was primarily a result of the increase in miscellaneous prepaid expenses.

Foreclosed assets increased $40,000 from December 31, 1998. The Association is in the process of selling all foreclosed assets.

Total deposits decreased $1.7 million or 0.4% to $480.8 million at March 31, 1999.

Borrowed funds increased $58.3 million or 26.2% to $280.9 million at March 31, 1999. This was the result of management's continued emphasis on the utilization of FHLB borrowings to fund asset growth, particularly investments in mortgage-related and investment securities. FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

Accrued interest payable increased $1.6 million or 100% to $3.2 million at March 31, 1999. This was a result of the timing of accrued interest payable being credited to deposit accounts and increased FHLB borrowings.

Securities purchased and not settled of $4.0 million at March 31, 1999 were municipal obligations and will settle in April, 1999.

Other liabilities decreased $813,000 or 20.4% to $3.2 million at March 31, 1999. The change is primarily the result of the tax effect of the decreased unrealized gains on available for sale securities.

Total shareholders' equity decreased $3.5 million or 3.2% to $105.7 million at March 31, 1999. This was primarily due to the purchase of $3.0 million of treasury stock, payment of $947,000 in cash dividends, and $1.5 million decrease in accumulated other comprehensive income.

Comparison of the Consolidated Results of Operation for the Period of Three
---------------------------------------------------------------------------
Months Ended March 31, 1999 and 1998
------------------------------------

Net Income. Net income was $1.7 million for the period of three months ended March 31, 1999, a decrease of $248,000 or 12.8% for the same period in 1998. This was primarily due to a decrease in net interest income. Net interest income decreased for the three months ending March 31, 1999 from the three months ending March 31, 1998 due to compression in net interest rate spread.

Interest Income. Interest income totaled $13.3 million for the period of three months ended March 31, 1999, a decrease of $696,000 or 5.0% compared to the $14.0 million recorded for the period of three months ended March 31, 1998. The decrease was primarily attributable to a decrease in the yield. The average balances of interest-earning assets for the period of three months ended March 31, 1999 increased to $803.1 million, an increase of $27.7 million or 3.6%, compared to the average balance of interest-earning assets of $775.4 million for the same period in 1998. Weighted average yield on interest-earning assets for the three month period ended March 31, 1999 was 6.93% compared to 7.24% for the comparable period in 1998. This was due to a lower interest rate environment. Interest on loans receivable decreased $339,000 or 5.2% to $6.2 million at March 31, 1999. The average balance increased slightly while the average yield decreased from 7.83% to 7.37% due to prepayments on higher yielding loans. Interest on mortgage related securities decreased $326,000 or 6.7% to $4.5 million at March 31, 1999. Average balances on mortgage-related securities increased $18.3 million or 6.9% to $281.7 million while the yield decreased from 7.36% to 6.42%. This is due to prepayments on higher yielding securities. Interest on investment securities decreased $82,000 or 3.3% for the period. Interest on bank deposits increased $51,000 or 34.2% while the average balances increased $3.5 million or 30.7% to $15.1 million for the three months ending March 31, 1999.

Interest Expense. Total interest expense for the three month period ended March 31, 1999 was $7.8 million, an increase of $92,000 or 1.2%, compared to $7.7 million for the same period in 1998. Average balances of interest-bearing liabilities was $697.9 million for the period of three months ended March 31, 1999 at a weighted average cost of 4.49% compared to average balance of $662.3 million at a weighted average cost of 4.67% for the period of three months ended March 31, 1998. The increase in interest expense was primarily due to an increase in the average balance of interest-bearing liabilities. Average deposits increased $7.6 million or 1.7% to $450.9 million. The average rate paid on deposits decreased from 4.16% to 3.93% due to the market environment. Average borrowings increased $28.2 million or 13.0% to $245.4 million for the quarter ending March 31, 1999. Management currently believes it is efficient to fund asset growth through FHLB borrowings, rather than attempting to fund all asset growth through increases in interest bearing deposits. Management believes that FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. FHLB borrowings have been reinvested in investment, mortgage related securities, and home equity consumer loans.

Net Interest Income: Net interest income before provision for loan losses for the period of three months ended March 31, 1999 was $5.5 million, a decrease of $788,000 or 12.5%, compared to $6.3 million recorded for the same period in 1998.

Provision for Loan Losses: The provision for loan losses during the period of three months ended March 31, 1999 was $60,000 as compared to $90,000 for the same period in 1998. The provision reflects the overall increase in the Association's loan portfolio primarily through continued purchases of residential mortgage loans originated in areas outside the local lending area of the Association. Although the Association performs the same underwriting criteria for purchased loans as it does for originated loans, due to the recent nature of such purchases the Association does not have as much loss experience data for such loans. The allowance for loan losses to total loans and total non-performing loans and foreclosed assets was 0.46% and 76%, respectively at March 31, 1999 and as compared to 0.42% and 81%, respectively at March 31, 1998. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income: Non-interest income consists of service fees, gains and losses on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the period of three months ended March 31, 1999 non-interest income was $819,000, compared to $807,000 recorded for the same period in 1998.

Non-interest Expense. Total non-interest expense was $4.0 million for the period ending March 31, 1999 and 1998.

Income Tax Expense. Income tax expense of $550,000 for the three months ended March 31, 1999 resulted in an effective tax rate of 24.6%. The income tax expense recorded for the period of three months ended March 31, 1998 of $1.0 million is an effective tax rate of 35.1%. This decrease in effective rate is due to the purchases of bank qualified municipal bonds.

Average Balance Sheets and Analysis of Net Interest Income
----------------------------------------------------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following table presents certain information relating to the Association's average consolidated statements of financial condition and consolidated statements of income for the period of three months ended March 31, 1999 and 1998. The yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from daily average balances. The average balance of loans receivable includes loans on which the Association has discontinued accruing interest. The yields and costs include fees and expenses which are considered adjustments to yield.

The following table presents average balances, yields on interest-earning assets and average balances and costs of interest-bearing liabilities at March 31, 1999 and March 31, 1998 (dollars in thousands).

                                          Three Months Ended March 31, 1999     Three Months Ended March 31, 1998

                                           Average                               Average
                                           Balance   Interest    Yield/Cost      Balance   Interest    Yield/Cost
                                        -------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits and
     short-term investments                $ 15,073    $   200         5.31%     $ 11,531    $   149         5.17%
  Investment securities, net (1) (2)        156,221      2,209         7.10%      154,259      2,315         6.00%
  Loans receivable, net (1) (3)             337,306      6,219         7.37%      335,153      6,558         7.83%
  Mortgage-backed securities, net (1)       281,683      4,519         6.42%      263,402      4,845         7.36%
  FHLB stock & other equity investments      12,778        196         6.14%       11,023        172         6.24%
                                        -------------------------------------------------------------------------
      Total interest-earning assets        $803,061    $13,343         6.93%     $775,368    $14,039         7.24%
Non-interest earning assets                  39,227                                34,634
                                        -----------                             ---------
      Total assets                         $842,288                              $810,002
                                        ===========                             =========

Liabilities and equity:
Interest-bearing liabilities:
  Money market savings accounts            $ 14,160    $   104         2.94%     $ 14,979    $    91         2.43%
  Passbook accounts                         160,189        952         2.38%      161,067      1,099         2.73%
  NOW accounts                               33,546        150         1.79%       30,592        144         1.88%
  Certificate accounts                      242,975      3,229         5.32%      236,604      3,280         5.55%
                                        -------------------------------------------------------------------------
      Total                                $450,870    $ 4,435         3.93%     $443,242    $ 4,614         4.16%
  FHLB advances & other borrowings          245,377      3,385         5.52%      217,179      3,114         5.74%
  Other                                       1,694          9         2.13%        1,898          9         1.90%
                                        -------------------------------------------------------------------------
      Total interest-bearing liabilities   $697,941    $ 7,829         4.49%     $662,319    $ 7,737         4.67%
Non-interest bearing liabilities             39,197                                34,255
Shareholders' equity                        105,150                               113,428
                                        ------------                            ---------

Total liabilities and shareholders'
 equity                                    $842,288                              $810,002
                                        ===========                             =========

Net interest rate spread (4)                           $ 5,514         2.44%                 $ 6,302         2.57%
Net interest margin (5)                                                3.03%                                 3.25%
Ratio of interest-earning assets to
   interest-bearing liabilities                                      115.06%                               117.07%

(1) Average balance includes related assets available for sale and unamortized discounts and premiums.
(2) Balance includes municipal obligations and yield stated is fully taxable equivalent.
(3) Average balance is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.
(4) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by interest earning assets on a fully taxable equivalent basis. Interest stated is actual interest, however, yield reflects taxable equivalent basis.

Allowance for Loan Losses
-------------------------

The following table sets forth the changes in the allowance for loan losses for the three months ended March 31, 1999 (dollars in thousands):


     Balance, December 31, 1998    $1,604
     Provision for loan losses         60
     Net charge-offs                  (60)
                                   ------

     Balance, March 31, 1999       $1,604
                                   ======

Non-Performing Assets
---------------------

The following table presents information regarding the Association's non-performing assets at the dates indicated:

                                                                       March 31, 1999  March 31, 1998
                                                                     -------------------------------
                                                                           (dollars in thousands)
Non-performing loans:
   Non-accrual loans                                                          $1,324          $1,115
   Accruing loans which are contractually
      past due 90 days or more                                                     -               -
   Restructured loans                                                              -               -
----------------------------------------------------------------------------------------------------
      Total non-performing loans                                              $1,324          $1,115
   Real estate owned                                                             798             758
----------------------------------------------------------------------------------------------------
          Total non-performing assets                                         $2,122          $1,873
====================================================================================================

   Non-performing loans as a % of gross loans receivable                         .61%            .52%
   Non-performing loans to total assets                                          .24%            .21%
   Allowance for loan loss as a % of gross loans receivable                      .46%            .42%
   Allowance for loan loss to non-performing assets                               76%             81%

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

The Association is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision regulations. The minimum required liquidity is currently 4%. The Association's liquidity for the month of March 31, 1999 was 49.67% . The high levels of liquidity were due to management's maintenance of higher than required levels of liquidity in order to better manage interest rate risk by investing in investments that are eligible to be included in liquidity calculations.

At March 31, 1999 the Association had commitments to originate and purchase loans of $3.0 million and to purchase mortgage-backed securities of $47.0 million. The Association anticipates that it will have sufficient funds available to meet these commitments.

At March 31, 1999 the Association's equity capital exceeded each of the OTS capital requirements. OTS requires Tier I capital to adjusted assets of 4.00% and the Association had 7.91%. Tier I capital to risk-based assets requirement is 4.00% and the Association had 21.74%. The total capital to risk-based assets requirement is 8.00% and the Association had 22.58%.

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

In 1998, the Company's data processing division, DataOne Financial Systems (DataOne), began to address the risks associated with the coming millennium. A full conversion of all data files and programs was successfully implemented in January, 1999.

Additionally, the Company is utilizing internal resources to examine all personal computer hardware and software and all other company environmental systems that are dependent on embedded microchips to ensure Year 2000 compliance. The Company is conducting a Year 2000 compliance review of its third-party vendors and service bureaus for its ancillary computer operations. The Company expects all third party mission critical vendor testing and validation to be completed by June 30, 1999. In addition, if significant vendors fail to certify their Year 2000 compliance, the Company intends to engage alternative vendors and suppliers. While the Company cannot estimate the expenses associated with hiring new vendors and suppliers, management believes that such expenses would not have a material impact on the Company's earnings. The Company has expended approximately $200,000 to date on Year 2000 issues and estimates it will incur additional costs of $100,000 to remediate its Year 2000 issues.

The Company believes it has an effective plan in place to resolve the Year 2000 issue in a timely manner and, thus far, activities have tracked in accordance with the original timeline. The Company is in the process of modifying its existing business resumption plans and is also developing contingency plans to address potential risks in the event of Year 2000 failures, including non-compliance by third parties. However, it should be noted that the Company expects all third party mission critical vendor testing and validation to be completed by June 30, 1999. Despite the Company's efforts to date to remediate affected systems and develop contingency plans for potential risks, the Company has not yet completed all activities associated with resolving its Year 2000 issues. Under the unlikely scenario that all implementation efforts are not completed, the Company could be materially adversely affected as a result of not being able to conduct its core business activities in a timely manner. In addition, non-compliance by third parties (including loan customers) and disruptions to the economy in general resulting from Year 2000 issues could also have a undetermined negative impact on the Company.

The Company has made its customers aware of Year 2000 issues through the use of account statement inserts in May of 1998 and has made additional information available at all of our branch locations beginning in November, 1998.

Private securities Litigation Reform Act Safe Harbor Statement. In addition to historical information, this report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 1998 Form 10-K.

Other Developments
------------------

The Board of Directors declared a dividend of $.16 per share to stockholders of record on May 7, 1999, payable on May 20, 1999.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1998 (in the Company's Form 10-K) to March 31, 1999.

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
           The annual meeting of shareholders of GA Financial, Inc. was held on April 28, 1999. Of 6,855,154 shares eligible to vote, 87.4%, or 5,991,926, were voted by proxy.

           The shareholders elected the three nominees for directors, as described in the proxy statement for the annual meeting. The results for the re-election of Thomas E. Bugel as director were 5,829,727 shares or 97.3% in favor, and 162,199 shares or 2.7% withheld. The results for the re-election of David R. Wasik as director were 5,815,873 shares or 97.1% in favor, and 176,053 shares or 2.9% withheld. The other continuing directors are Joseph E. Bugel, Darrell
           J. Hess, John M. Kish, John G. Micenko, Thomas M. Stanton, and Robert
           J. Ventura. In addition, the Board of Directors at its reorganization meeting elected Joseph E. Bugel, Director Emeritus.

           The shareholders ratified the amendments to the GA Financial, Inc. 1996 Stock-Based Incentive Plan. The results were 5,370,584 shares or 90.0% in favor and 598,554 shares or 10.0% against, and 22,788 abstain.

           Also, the shareholders ratified KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999. The results were 5,916,272 shares or 98.9% in favor, and 64,701 shares or 1.1% against and 10,953 abstain.

Item 5.    Other Information
-------    -----------------
                  None

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------
           Exhibit 27 - Financial Data Schedule

                      GA FINANCIAL, INC. AND SUBSIDIARIES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               GA FINANCIAL, INC.
                                      -----------------------------------
                                                 (Registrant)



Date    May 12, 1999                  By    /s/ John M. Kish
     --------------------                  -----------------
                                                John M. Kish
                               Chairman of the Board and Chief Executive Officer
                                         (Principal Executive Officer)



Date      May 12, 1999                By    /s/ Raymond G. Suchta
       ---------------------               ---------------------
                                                Raymond G. Suchta
                                      Chief Financial Officer and Treasurer
                                   (Principal Accounting and Financial Officer)