Form 10-Q
period 1999-06-30
GA FINANCIAL INC/PA
filed 1999-08-12
CIK 1005313

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to ____________________________

                        Commission File Number 1-14154
                                                 -----

                              GA FINANCIAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                                      25-1780835
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (IRS Employer
             or organization)                            Identification No.)

4750 CLAIRTON BOULEVARD, PITTSBURGH, PENNSYLVANIA               15236
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No___
                                                  ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,320,454 shares of common stock, par value $.01 per share, were outstanding as of July 26, 1999.

                              GA FINANCIAL, INC.

                                   FORM 10-Q

                                 June 30, 1999


                                     INDEX

                                                                                                Page
                                                                                                ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

               Consolidated Statements of Financial Condition -
               June 30, 1999 and December 31, 1998............................................     1

               Consolidated Statements of Income and Comprehensive Income -
               For the Three and Six Months Ended June 30, 1999 and 1998......................     2

               Consolidated Statements of Cash Flows - For the Six
               Months Ended June 30, 1999 and 1998............................................     3

               Notes to unaudited Consolidated Financial Statements...........................  4- 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................................  8-17

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.....................    17

PART II.  OTHER INFORMATION...................................................................    18

SIGNATURES                 ...................................................................    19

--------------------------------------------------------------------------------
GA Financial, Inc.
Consolidated Statements of Financial Condition
June 30, 1999 and December 31, 1998

                                                                                        June 30,1999   Dec. 31, 1998

--------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                     (Dollars in thousands)
Cash (including interest-bearing demand deposits of $8,825
at 1999 and $7,705 at 1998)                                                                 $ 14,110        $ 22,987
Federal funds sold                                                                                 -             500
Available for sale securities, at fair value:
    Investment securities                                                                    165,105         163,108
    Mortgage-related securities                                                              319,582         273,124
Loans receivable, net                                                                        315,147         310,688
Education loans held for sale                                                                 21,600          20,040
Accrued interest receivable                                                                    6,444           6,050
Federal Home Loan Bank stock                                                                  14,458          11,413
Office, property and equipment, net                                                            5,071           5,114
Foreclosed assets                                                                                448             758
Prepaid expenses and other assets                                                             13,005           9,540
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                $874,970        $823,322
====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing demand deposits                                                         $ 32,466        $ 30,373
Savings accounts                                                                             449,750         452,175
Borrowed funds                                                                               292,160         222,545
Advances from borrowers for taxes and insurance                                                1,997           1,514
Accrued interest payable                                                                       4,598           1,606
Securities purchased, not settled                                                              1,000           1,901
Other liabilities                                                                              1,882           3,992
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                            783,853         714,106

Shareholders' Equity:
Preferred stock (.01 par value); 1,000,000 shares authorized; 0 shares issued                      -               -
Common stock (.01 par value); 23,000,000 shares authorized;
    8,900,000 shares issued                                                                       89              89
Additional paid in capital                                                                    86,442          86,467
Treasury stock, at cost (2,579,546 shares at June 30, 1999 and 1,858,865 shares
    at December 31, 1998)                                                                    (43,712)        (32,255)
Unearned employee stock ownership plan (ESOP) shares                                          (5,520)         (5,520)
Unearned recognition and retention plan (RRP) shares                                          (1,981)         (2,431)
Accumulated other comprehensive (loss) income, net                                            (5,433)          3,306
Retained earnings, substantially restricted                                                   61,232          59,560
--------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                    91,117         109,216

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $874,970        $823,322
====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

GA Financial, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Three and Six Months Ended June 30, 1999 and 1998

                                                                                   For the Three Months    For the Six  Months
                                                                                      Ended June 30,         Ended June 30,
                                                                                     1999       1998        1999       1998

------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Dollars in thousands)
Interest income:
   Loans                                                                            $  6,251     $ 6,334   $ 12,470    $12,892
   Mortgage-related securities                                                         5,204       4,621      9,723      9,466
   Investment securities                                                               2,526       2,770      4,931      5,257
   Bank deposits                                                                         131         186        331        335
------------------------------------------------------------------------------------------------------------------------------
   Total interest income                                                            $ 14,112     $13,911   $ 27,455    $27,950
------------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings accounts                                                                    4,415       4,636      8,850      9,250
   Borrowed funds                                                                      3,828       3,271      7,213      6,385
   Other                                                                                   8           9         17         18
------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                              8,251       7,916     16,080     15,653
------------------------------------------------------------------------------------------------------------------------------
   Net interest income before provision for losses on loans                         $  5,861     $ 5,995   $ 11,375    $12,297
Provision for losses on loans                                                             90          90        150        180
------------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for losses on loans                          $  5,771     $ 5,905   $ 11,225    $12,117
------------------------------------------------------------------------------------------------------------------------------
Non-interest income:
   Service fees                                                                          474         410        901        764
   Net gain on sales of securities                                                        47          95        131        257
   Net gain on sales of education loans                                                   17          88         17         88
   Data processing service fees                                                          181         183        374        370
   Other                                                                                 105         112        220        216
------------------------------------------------------------------------------------------------------------------------------
   Total non-interest income                                                             824         888      1,643      1,695
------------------------------------------------------------------------------------------------------------------------------
Non-interest expense:
   Compensation and employee benefits                                                  1,994       1,984      4,002      3,983
   Occupancy and equipment                                                               494         460      1,009        878
   Deposit insurance premiums                                                             70          71        141        142
   Data processing service expenses                                                      342         388        737        808
   Other                                                                               1,125       1,198      2,177      2,337
------------------------------------------------------------------------------------------------------------------------------
   Total non-interest expense                                                          4,025       4,101      8,066      8,148
------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                            $  2,570     $ 2,692   $  4,802    $ 5,664
Provision for income taxes                                                               620         890      1,170      1,932
------------------------------------------------------------------------------------------------------------------------------
Net income                                                                          $  1,950     $ 1,802   $  3,632    $ 3,732
==============================================================================================================================

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) on available for sale securities
for 1999 and 1998, respectively                                                     $ (7,237)    $    38   $ (8,822)   $  (541)
Reclassification adjustment for gains included in net income                              30          60         83         85
------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                     (7,207)         98     (8,739)      (456)
------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                        ($  5,257)    $ 1,900  ($  5,107)   $ 3,276
==============================================================================================================================
Basic earnings per share                                                            $    .33     $   .27   $    .60    $   .55
                                                                                    ========     =======   ========    =======

Diluted earnings per share                                                          $    .33     $   .26   $    .59    $   .53
                                                                                    ========     =======     ======    =======

Dividends per share                                                                 $    .16     $   .14   $    .32    $   .26
                                                                                    ========     =======     ======    =======

Average shares outstanding - basic                                                 5,835,968   6,658,203  6,015,016  6,724,212
Average shares outstanding - diluted                                               5,946,260   6,928,120  6,133,881  6,982,958

The accompanying notes are an integral part of the financial statements.

GA Financial, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1999 and 1998

                                                                                        For the Six Months Ended
--------------------------------------------------------------------------------------------------------------------
                                                                                                June 30,
                                                                                         1999              1998

--------------------------------------------------------------------------------------------------------------------
                                                                                         (Dollars in thousands)
Cash flows from operating activities:
Net income                                                                               $   3,632         $   3,732
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Provision for losses on loans                                                               150               180
   Depreciation on office, property and equipment                                              354               394
   Accretion of net deferred loan fees                                                        (202)             (221)
   Allocation of RRP shares                                                                    449               256
   Net realized gain on sales of securities                                                   (131)             (257)
   Increase in accrued interest receivable                                                    (394)             (444)
   Increase in prepaid expenses and other assets                                            (1,613)           (1,293)
   Increase in accrued interest payable                                                      2,992             2,973
   Net discount accretion on securities                                                        167                25
   Compensation expense on unallocated ESOP shares                                             176               159
   Net realized gain on sale of student loans                                                  (17)              (88)
   Amortization of intangibles                                                                  92                93
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                             $   5,655         $   5,509
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of available for sale securities                                      34,956            58,543
   Repayments and maturities of available for sale securities                               54,147            65,340
   Purchases of available for sale securities                                             (152,369)         (123,450)
   Proceeds from sale of student loans                                                       1,486             3,350
   Net increase in loans                                                                    (7,126)          (20,197)
   Purchases of office, property and equipment, net                                           (311)              (79)
   Purchases of Federal Home Loan Bank stock                                                (3,045)           (1,520)
--------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                   (72,262)          (18,013)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in demand and savings deposits                                               4,043             8,641
   Net (decrease) increase in certificates of deposit                                       (4,375)            4,009
   Net  increase in advances from borrowers for taxes and insurance                          1,565               682
   Purchase of treasury stock                                                              (11,410)          (10,074)
   Net increase in borrowed funds                                                           69,615            32,103
   Cash dividends paid                                                                      (2,136)           (1,989)
   Other stock transactions                                                                    (72)              152
   Payments made under capital lease obligations                                                 -               (44)
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                57,230            33,480
--------------------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash and cash equivalents                                 ($   9,377)        $  20,976
Cash and cash equivalents at beginning of period                                            23,487            12,742
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $  14,110         $  33,718
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

2.   Capital Requirements and Regulatory Restrictions

As a savings and loan holding company, the Company is not required to maintain any minimum level of capital; however, the Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total risk-based, Tier I risk-based, and Tier I leverage capital. It is management's opinion that the Association meets all capital adequacy requirements to which it is subject.

As of June 30, 1999, the most recent notification from the Office of Thrift Supervision (the "OTS") categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category. In March 1999, the Association paid a $32 million dividend to the Company. This dividend had OTS approval.

                                                         Tier I              Tier I             Total
                                                        Leverage           Risk-Based         Risk-based
                                                        Capital             Capital             Capital
                                                 -------------------------------------------------------
                                                                    (Dollars in thousands)
June 30, 1999:
     Equity capital (1)                               $  64,007           $  64,007           $  64,007
     General valuation allowance (2)                          -                   -               1,602
     Plus unrealized losses on certain available
      for sale securities                                 4,843               4,843               5,665
     Less core deposit intangible                          (818)               (818)               (818)
                                                 ------------------------------------------------------
Total regulatory capital                              $  68,032           $  68,032           $  70,456
Minimum regulatory capital                               34,178              12,349              24,698
                                                 ------------------------------------------------------
Excess regulatory capital                             $  33,854           $  55,683           $  45,758
                                                 ======================================================

Regulatory capital as a percentage                         7.96%              22.04%              22.82%
Minimum regulatory capital as a percentage                 4.00                4.00                8.00
                                                 ------------------------------------------------------
Excess regulatory capital as a percentage                  3.96%              18.04%              14.82%
                                                 ======================================================
Well capitalized requirement under
      prompt corrective actions provisions                 5.00%               6.00%              10.00%
                                                 ======================================================

Adjusted assets as reported to the OTS                $ 854,444           $ 308,724           $ 308,724


                                                         Tier I              Tier I              Total
                                                        Leverage           Risk-Based          Risk-based
                                                        Capital             Capital             Capital
                                                 --------------------------------------------------------
                                                                    (Dollars in thousands)
December 31, 1998:
     Equity capital (1)                              $ 101,688            $ 101,688            $ 101,688
     General valuation allowance (2)                         -                    -                1,604
     Less unrealized gains on certain available
      for sale securities                               (3,490)              (3,490)              (2,320)
     Less core deposit intangible                         (910)                (910)                (910)
                                                 -------------------------------------------------------
Total regulatory capital                                97,288               97,288              100,062
Minimum regulatory capital                              32,381               12,594               25,188
                                                 -------------------------------------------------------
Excess regulatory capital                            $  64,907            $  84,694            $  74,874
                                                 =======================================================


Regulatory capital as a percentage                       12.02%               30.90%               31.78%
Minimum regulatory capital as a percentage                4.00                 4.00                 8.00
                                                 -------------------------------------------------------
Excess regulatory capital as a percentage                 8.02%               26.90%               23.78%
                                                 ========================================================
Well capitalized requirement under
      prompt corrective actions provisions                5.00%                6.00%               10.00%
                                                 =======================================================

Adjusted assets as reported to the OTS               $ 809,516            $ 314,850            $ 314,850

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

In June 1998, the Financial Accounting Standard Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement require that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The provisions of this statement become effective beginning with the year 2001 interim reporting. Although the statement allows for early adoption on any quarterly period after June 1998, the Company has no plans to adopt the provisions of SFAS No. 133 prior to the effective date. The impact of adopting the provisions of this statement on the Company's financial position, results of operations and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of the derivative instruments in use by management at that time.

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

4.   Derivative Financial Instruments with Off-Balance Sheet Risk

A reconciliation of forward and standby commitment activity for the period follows:

(Dollars in thousands)         Forward Commitments     Standby Commitments
                               -------------------------------------------
Balance at December 31, 1998         $  42,000                $   8,000
Purchase commitments                    79,000                   16,000
Commitments sold                        (2,000)                       -
Commitments settled                   (102,000)                 (16,000)
                               ----------------------------------------
Balance at June 30, 1999             $  17,000                $   8,000
                               ----------------------------------------

The fair value of the $25.0 million in commitments was approximately $24.3 million at June 30, 1999.

5.   Earnings per Share:

                                                       For the Three Months Ended                     For the Six Months Ended
                                                   June 30, 1999       June 30, 1998             June 30, 1999       June 30, 1998
                                               -----------------------------------------------------------------------------------
                                                                   (Dollars in thousands, except per share amounts)
Basic:
  Net income                                     $       1,950        $      1,802               $     3,632         $     3,732
  Net income applicable to common stock                  1,950               1,802                     3,632               3,732
  Average common shares - outstanding basic          5,835,968           6,658,203                 6,015,016           6,724,212
  Basic earnings per share                       $         .33        $        .27               $       .60         $       .55

Diluted:
  Net income                                     $       1,950        $      1,802               $     3,632         $     3,732
  Average common shares - outstanding basic          5,835,968           6,658,203                 6,015,016           6,724,212

  Effect of dilutive securities:
     Shares issuable upon exercise of
     outstanding stock options and stock awards        110,292             269,917                   118,865             258,746
  Average common shares outstanding - diluted        5,946,260           6,928,120                 6,133,881           6,982,958

Diluted earnings per share                       $         .33        $        .26               $       .59         $       .53
                                               =================================================================================

6.   Consolidated Statements of Shareholders' Equity:

The consolidated statement of shareholders' equity for the six month period ending June 30, 1999 is as follows:

                                                                                         Accumulated
                                  Additional                Unearned      Unearned          Other                        Total
                          Common    Paid in    Treasury       ESOP          RRP         Comprehensive     Retained   Shareholders'
(Dollars in thousands)    Stock     Capital      Stock    Plan Shares   Plan Shares   Income (Loss),Net   Earnings       Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/98          $89     $86,467   $(32,255)      $(5,520)      $(2,431)            $ 3,306    $59,560        $109,216

Net income                     -           -          -             -             -                   -      3,632           3,632
Change in compre-
    hensive income,
    net of tax                 -           -          -             -             -              (8,739)         -          (8,739)
Treasury stock
    purchased                  -           -    (11,410)            -             -                   -          -         (11,410)
Cash dividends                 -           -          -             -             -                   -     (1,960)         (1,960)
Stock awards and
     options                   -         (25)       (47)            -           450                   -          -             378
                        ----------------------------------------------------------------------------------------------------------

Balance at 06/30/99          $89     $86,442   $(43,712)      $(5,520)      $(1,981)            $(5,433)   $61,232        $ 91,117
                        ==========================================================================================================

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

General
-------

The Company's and the Association's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company and the Association are referred hereinto collectively as the "Company". The Company also generates non-interest income such as service fees and also generates data-processing fees from its data-processing division. The Company's operating expense consists primarily of employee compensation, occupancy expenses, federal deposit insurance premiums, data processing expenses, and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Comparison of Financial Condition at June 30, 1999 and December 31, 1998
------------------------------------------------------------------------

The Company's total assets of $875.0 million at June 30, 1999 increased $51.6 million or 6.3% from December 31, 1998. This increase was primarily attributed to an increase in mortgage-related securities of $46.5 million primarily funded by increased borrowings of $69.6 million in the first six months of 1999.

Cash and fed funds decreased $9.4 million or 39.9% to $14.1 million at June 30, 1999. These funds were used to purchase investment securities.

Investment securities classified as available for sale increased $2.0 million or 1.2% to $165.1 million at June 30, 1999.

Mortgage-related securities classified as available for sale increased $46.5 million or 17.0% to $319.6 million at June 30, 1999. This was primarily due to investment of borrowed funds from the Federal Home Loan Bank (the "FHLB") of Pittsburgh. This was the result of management's continued emphasis on the utilization of FHLB borrowings to fund asset growth, particularly investments in mortgage-related securities. FHLB borrowings can be invested at yields higher than the cost of borrowed funds, thereby increasing net interest income.

There were no securities held by the Company which were classified as `held to maturity' or `held for trading' for either of the respective periods.

The following table presents details of the Company's investment securities and mortgage-related securities as of June 30, 1999 (dollars in thousands):

                                                                       Gross                Gross
                                                 Amortized           Unrealized          Unrealized
 Available for sale securities:                     Cost               Gains               Losses             Fair Value
--------------------------------------------------------------------------------------------------------------------------
 Mortgage-backed certificates                    $246,780              $1,023            $ (5,482)            $242,321
 Collateralized mortgage obligations               79,358                  91              (2,188)              77,261
 Marketable equity securities                      38,145               2,344              (1,112)              39,377
 US government agency debt                         38,735                   -                (591)              38,144
 Corporate obligations                             20,031                   9                (223)              19,817
 Municipal obligations                             70,264                 179              (2,676)              67,767
--------------------------------------------------------------------------------------------------------------------------
        Total                                    $493,313              $3,646            $(12,272)            $484,687
==========================================================================================================================

The following table presents details of the Company's investment securities and mortgage-related securities as of December 31, 1998 (dollars in thousands):

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
============================================================================================================================

Loans receivable increased $4.5 million or 1.4% to $315.1 million at June 30, 1999. This was due to the Company's purchase and origination of mortgage and consumer loans.

Education loans held for sale increased $1.6 million or 7.8% to $21.6 million due to originations.

The following table presents details of the Company's loan portfolio (dollars in thousands):

                                                        June 30, 1999        December 31, 1998
                                                  ---------------------------------------------
Mortgages:
   One to four family residential                            $235,880                 $239,648
   Multi-family residential                                     4,529                    5,293
   Commercial                                                  12,011                    7,329
   Construction and development                                11,523                    2,371
Consumer loans:
   Home equity                                                 52,177                   54,953
   Education loans held for sale                               21,600                   20,040
Other:
   Loans on savings accounts                                    1,790                    2,003
   Unsecured personal loans and other                           3,090                    3,013
-----------------------------------------------------------------------------------------------
      Total                                                  $342,600                  334,650

Less:
   Undisbursed mortgage loans                                   3,534                    1,350
   Deferred loan fees                                             717                      968
   Allowance for losses                                         1,602                    1,604
-----------------------------------------------------------------------------------------------
      Net loans                                              $336,747                 $330,728
===============================================================================================

Accrued interest receivable increased $394,000 or 6.5% to $6.4 million at June 30, 1999. This was due to an increase in mortgage-related securities purchased by proceeds from FHLB borrowings.

FHLB stock increased $3.0 million or 26.7% to $14.5 million at June 30, 1999. The Company is required to own FHLB stock based upon levels of borrowings. As the use of FHLB advances increases, the amount of required stock ownership also increases.

Foreclosed assets decreased $310,000 or 40.9% from December 31, 1998. The Company is in the process of selling all foreclosed assets.

Prepaid expenses and other assets increased $3.5 million or 36.3% to $13.0 million at June 30, 1999. This was primarily a result of the increase in deferred income tax assets.

Total deposits decreased $332,000 or less than 1% to $482.2 million at June 30, 1999.

Borrowed funds increased $69.6 million or 31.3% to $292.2 million at June 30, 1999. This was the result of management's continued emphasis on the utilization of FHLB borrowings to fund asset growth, particularly investments in mortgage-related and investment securities. FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

Accrued interest payable increased $3.0 million or greater than 100% at June 30, 1999. This was a result of the timing of accrued interest payable being credited to deposit accounts and increased FHLB borrowings.

Securities purchased and not settled of $1.0 million at June 30, 1999 were government securities and will settle in July, 1999.

Other liabilities decreased $2.1 million or 52.9% to $1.9 million at June 30, 1999. The change is primarily the result of the tax effect of the decreased unrealized gains on available for sale securities.

Total shareholders' equity decreased $18.1 million or 16.6% to $91.1 million at June 30, 1999. This was primarily due to the purchase of $11.4 million of treasury stock, payment of $2.0 million in cash dividends, $8.7 million decrease in accumulated other comprehensive income, $3.6 million net income and $378,000 in stock vesting.

Comparison of the Consolidated Results of Operation for the Period of Three
---------------------------------------------------------------------------
Months Ended June 30, 1999 and 1998
-----------------------------------

Net Income. Net income was $2.0 million for the period of three months ended June 30, 1999, an increase of $148,000 or 8.2% for the same period in 1998.

Interest Income. Interest income totaled $14.1 million for the period of three months ended June 30, 1999, an increase of $201,000 or 1.4% compared to the $13.9 million recorded for the period of three months ended June 30, 1998. The increase was primarily attributable to an increase in the average balances. The average balances of interest-earning assets for the period of three months ended June 30, 1999 increased to $848.1 million, an increase of $64.8 million or 8.3%, compared to the average balance of interest-earning assets of $783.4 million for the same period in 1998. Weighted average yield on interest-earning assets for the three month period ended June 30, 1999 was 6.66% compared to 7.10% for the comparable period in 1998. This was due to a lower interest rate environment. Interest on loans receivable decreased $83,000 or 1.3% to $6.3 million at June 30, 1999. The average balance increased $11.9 million while the average yield decreased from 7.75% to 7.38% due to prepayments on higher yielding loans. Interest on mortgage related securities increased $583,000 or 12.6% to $5.2 million at June 30, 1999. Average balances on mortgage-related securities increased $49.3 million or 18.5% to $316.2 million while the yield decreased from 6.93% to 6.58%. This is due to prepayments on higher yielding securities. Interest on investment securities decreased $244,000 or 8.8% for the period. Interest on bank deposits decreased $55,000 or 29.6%.

Interest Expense. Total interest expense for the three month period ended June 30, 1999 was $8.3 million, an increase of $335,000 or 4.2% compared to $7.9 million for the same period in 1998. Average balances of interest-bearing liabilities was $739.2 million for the period of three months ended June 30, 1999 at a weighted average cost of 4.47% compared to averages balance of $672.6 million at a weighted average cost of 4.71% for the period of three months ended June 30, 1998. The increase in interest expense was primarily due to an increase in the average balance of interest-bearing liabilities. Average interest-bearing deposits increased $8.5 million or 1.9% to $453.9 million. The average rate paid on deposits decreased from 4.16% to 3.89% due to market environment. Average borrowings increased $58.2 million or 25.9% to $283.4 million for the quarter ending June 30, 1999. Management currently believes it is efficient to fund asset growth through FHLB borrowings, rather than attempting to fund all asset growth through increases in interest bearing deposits. Management believes that FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. FHLB borrowings have been reinvested in investment, mortgage related securities, and home equity consumer loans.

Net Interest Income. Net interest income before provision for loan losses for the period of three months ended June 30, 1999 was $5.9 million, a decrease of $134,000 or 2.2% , compared to $6.0 million recorded for the same period in 1998.

Provision for Loan Losses. The provision for loan losses during the period of three months ended June 30, 1999 and 1998 was $90,000. The provision reflects the continued purchases of residential mortgage loans originated in areas outside the local lending area of the Association. Although the Association performs the same underwriting criteria for purchased loans as it does for originated loans, due to the recent nature of such purchases the Association does not have as much loss experience data for such loans. The allowance for loan losses to total loans and total non-performing assets was 0.47% and 113%, respectively, at June 30, 1999 and as compared to 0.46% and 105%, respectively at June 30, 1998. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income. Non-interest income consists of service fees, gains and losses on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the period of three months ended June 30, 1999 non-interest income was $824,000, compared to $888,000 recorded for the same period in 1998. The decrease is primarily due to the amount of securities and loan gains.

Non-interest Expense. Total non-interest expense was $4.0 million for the three month period ending June 30, 1999 and $4.1 million for the same period in 1998.

Income Tax Expense. Income tax expense of $620,000 for the three months ended June 30, 1999 resulted in an effective tax rate of 24.1%. The income tax expense recorded for the period of three months ended June 30, 1998 of $890,000 is an effective tax rate of 33.1%. This decrease in effective rate is due to the additional purchases of bank qualified municipal bonds.

Comparison of the Consolidated Results of Operation for the Period of  Six
--------------------------------------------------------------------------
Months Ended June 30, 1999 and 1998
-----------------------------------

Net Income. Net income was $3.6 million for the period of six months ended June 30, 1999, a decrease of $100,000 or 2.7% for the same period in 1998. This was primarily due to a decrease in net interest income due to compression in net interest rate spread.

Interest Income. Interest income totaled $27.5 million for the period of six months ended June 30, 1999, a decrease of $495,000 or 1.8% compared to the $28.0 million recorded for the period of six months ended June 30, 1998. The decrease was primarily attributable to a decrease in the yield. The average balances of interest-earning assets for the period of six months ended June 30, 1999 increased to $827.5 million, an increase of $54.1 million or 7.0%, compared to the average balance of interest-earning assets of $773.4 million for the same period in 1998. Weighted average yield on interest-earning assets for the six month period ended June 30, 1999 was 6.85% compared to 7.23% for the comparable period in 1998. This was due to a lower interest rate environment. Interest on loans receivable decreased $422,000 or 3.3% to $12.5 million at June 30, 1999. The average balance increased $13.0 million while the average yield decreased from 7.93% to 7.38% due to prepayments on higher yielding loans. Interest on mortgage related securities increased $257,000 or 2.7% to $9.7 million at June 30, 1999. Average balances on mortgage-related securities increased $30.4 million or 11.3% to $299.7 million while the yield decreased from 7.03% to 6.49%. This is due to prepayments on higher yielding securities. Interest on investment securities decreased $326,000 or 6.2% for the period. Interest on bank deposits was substantially unchanged for the period.

Interest Expense. Total interest expense for the six month period ended June 30, 1999 was $16.1 million, an increase of $427,000 or 2.7%, compared to $15.7 million for the same period in 1998. Average balances of interest-bearing liabilities was $718.7 million for the period of six months ended June 30, 1999 at a weighted average cost of 4.47% compared to average balance of $664.9 million at a weighted average cost of 4.71% for the period of six months ended June 30, 1998. The increase in interest expense was due to an increase in the average balance of interest-bearing liabilities despite lower rates. Average interest bearing deposits increased $8.3 million or 1.9% to $452.4 million. The average rate paid on deposits decreased from 4.17% to 3.91% due to the market environment. Average borrowings increased $45.6 million or 20.8% to $264.5 million for the six months ending June 30, 1999. Management currently believes it is efficient to fund asset growth through FHLB borrowings, rather than attempting to fund all asset growth through increases in interest bearing deposits. Management believes that FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. FHLB borrowings have been reinvested in investment, mortgage related securities, and home equity consumer loans.

Net Interest Income: Net interest income before provision for loan losses for the period of six months ended June 30, 1999 was $11.4 million, a decrease of $922,000 or 7.5%, compared to $12.3 million recorded for the same period in 1998.

Provision for Loan Losses: The provision for loan losses during the period of six months ended June 30, 1999 was $150,000 as compared to $180,000 for the same period in 1998. The provision reflects the continued purchases of residential mortgage loans originated in areas outside the local lending area of the Association. Although the Association performs the same underwriting criteria for purchased loans as it does for originated loans, due to the recent nature of such purchases the Association does not have as much loss experience data for such loans. The allowance for loan losses to total loans and total non-performing assets was 0.47% and 113%, respectively at June 30, 1999 and as compared to 0.46% and 105%, respectively at June 30, 1998. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income: Non-interest income consists of service fees, gains and losses on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the period of six months ended June 30, 1999 non-interest income was $1.6 million, compared to $1.7 million recorded for the same period in 1998.

Non-interest Expense. Total non-interest expense was $8.1 million for the six month period ending June 30, 1999 and 1998.

Income Tax Expense. Income tax expense of $1.2 million for the six months ended June 30, 1999 resulted in an effective tax rate of 24.4%. The income tax expense recorded for the period of six months ended June 30, 1998 of $1.9 million is an effective tax rate of 34.1%. This decrease in effective rate is due to the additional purchases of bank qualified municipal bonds.

Average Balance Sheets and Analysis of Net Interest Income
----------------------------------------------------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following table presents certain information relating to the Company's average consolidated statements of financial condition and consolidated statements of income for the period of three months ended June 30, 1999 and 1998. The yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from daily average balances. The average balance of loans receivable includes loans on which the Association has discontinued accruing interest. The yields and costs include fees and expenses which are considered adjustments to yield.

The following table presents average balances, yields on interest-earning assets and average balances and costs of interest-bearing liabilities at June 30, 1999 and June 30, 1998 (dollars in thousands).

                                                 Three Months Ended June 30, 1999            Three Months Ended June 30, 1998

                                                Average                                     Average
                                                Balance     Interest     Yield/Cost         Balance      Interest     Yield/Cost
                                                ----------------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits                     $  14,583      $   131         3.59%        $   12,892      $   186         5.77%
  Investment securities, net (1) (2)              164,268        2,298         6.75%           165,272        2,586         6.26%
  Loans receivable, net (1) (3)                   338,899        6,251         7.38%           326,991        6,334         7.75%
  Mortgage-related securities, net (1)            316,153        5,204         6.58%           266,850        4,621         6.93%
  FHLB stock & other equity investments            14,237          228         6.41%            11,353          184         6.48%
                                                ----------------------------------------------------------------------------------
         Total interest-earning assets          $ 848,140      $14,112         6.66%           783,358      $13,911         7.10%
Non-interest earning assets                        26,115                                       35,250
                                                ---------                                   ----------
         Total assets                           $ 874,255                                   $  818,608
                                                =========                                   ==========

Liabilities and equity:
Interest-bearing liabilities:
  Money market savings accounts                 $  15,341      $   114         2.97%        $   14,610      $    78         2.14%
  Passbook accounts                               162,463          972         2.39%           160,702        1,102         2.74%
  NOW accounts                                     35,872          155         1.73%            32,363          135         1.67%
  Certificate accounts                            240,272        3,174         5.28%           237,735        3,321         5.59%
                                                ----------------------------------------------------------------------------------
         Total                                  $ 453,948      $ 4,415         3.89%           445,410        4,636         4.16%
  Borrowed Funds                                  283,401        3,828         5.40%           225,189        3,271         5.81%
  Other                                             1,803            8         1.77%             1,999            9         1.80%
                                                ----------------------------------------------------------------------------------
         Total interest-bearing liabilities     $ 739,152      $ 8,251         4.47%           672,598      $ 7,916         4.71%
Non-interest bearing liabilities                   35,685                                       33,675
Shareholders' equity                               99,418                                      112,335
                                                ---------                                   ----------
Total liabilities and shareholders' equity      $ 874,255                                   $  818,608
                                                =========                                   ==========

Net interest rate spread (4)                                   $ 5,861         2.19%                        $ 5,995         2.39%
Net interest margin (5)                                                        2.99%                                        3.06%
Ratio of interest-earning assets to
   interest-bearing liabilities                                              114.75%                                      116.47%

(1) Average balance includes related assets available for sale and unamortized discounts and premiums.
(2) Includes municipal obligations and yield stated is fully taxable equivalent.
(3) Average balance is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.
(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest earning assets.

The following table presents average balances yields on interest-earning assets and average balances and costs of interest-bearing liabilities at June 30, 1999 and June 30, 1998 (Dollars in thousands).

                                                    Six Months Ended June 30, 1999               Six Months Ended June 30, 1998

                                                  Average                                     Average
                                                  Balance     Interest     Yield/Cost         Balance      Interest     Yield/Cost
                                               -----------------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits                    $   14,827    $     331         4.46%        $   11,421    $     335         5.87%
  Investment securities, net (1) (2)              161,393        4,507         6.69%           156,403        4,901         6.27%
  Loans receivable, net (1) (3)                   338,107       12,470         7.38%           325,144       12,892         7.93%
  Mortgage-related securities, net (1)            299,706        9,723         6.49%           269,269        9,466         7.03%
  FHLB stock & other equity investments            13,507          424         6.28%            11,188          356         6.36%
                                               -----------------------------------------------------------------------------------
         Total interest-earning assets         $  827,540    $  27,455         6.85%           773,425    $  27,950         7.23%
Non-interest earning assets                        30,820                                       35,143
                                               ----------                                   ----------
         Total assets                          $  858,360                                   $  808,568
                                               ==========                                   ==========

Liabilities and equity:
Interest-bearing liabilities:
  Money market savings accounts                $   14,754    $     218         2.96%        $   14,814    $     169         2.28%
  Passbook accounts                               161,332        1,924         2.39%           160,566        2,201         2.74%
  NOW accounts                                     34,715          305         1.76%            31,443          279         1.77%
  Certificate accounts                            241,616        6,403         5.30%           237,263        6,601         5.56%
                                               -----------------------------------------------------------------------------------
         Total                                 $  452,417    $   8,850         3.91%           444,086        9,250         4.17%
  Borrowed Funds                                  264,494        7,213         5.45%           218,902        6,385         5.83%
  Other                                             1,749           17         1.94%             1,913           18         1.88%
                                               -----------------------------------------------------------------------------------
         Total interest-bearing liabilities    $  718,660    $  16,080         4.47%           664,901    $  15,653         4.71%
Non-interest bearing liabilities                   36,287                                       31,619
Shareholders' equity                              103,413                                      112,048
                                               ----------                                   ----------
Total liabilities and shareholders' equity     $  858,360                                   $  808,568
                                               ==========                                   ==========

Net interest rate spread (4)                                 $  11,375         2.38%                      $  12,297         2.52%
Net interest margin (5)                                                        2.97%                                        3.18%
Ratio of interest-earning assets to
   interest-bearing liabilities                                              115.15%                                      116.32%

(1) Includes related assets available for sale and unamortized discounts and premiums.
(2) Includes municipal obligations and yield stated is fully taxable equivalent.
(3) Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.
(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest earning assets.

Allowance for Loan Losses
-------------------------

The following table sets forth the changes in the allowance for loan losses for the six months ended June 30, 1999 (dollars in thousands):

                  Balance, December 31, 1998         $1,604
                  Provision for loan losses             150
                  Net charge-offs                      (152)
                                                     ------

                  Balance, June 30, 1999             $1,602
                                                     ======

Non-Performing Assets
---------------------

The following table presents information regarding the Association's non-performing assets at the dates indicated:

                                                                             June 30,      June 30,
                                                                               1999          1998
                                                                          --------------------------
                                                                            (dollars in thousands)
Non-performing loans:
   Non-accrual loans                                                              $970        $1,426
   Accruing loans which are contractually
      past due 90 days or more                                                       -             -
   Restructured loans                                                                -             -
----------------------------------------------------------------------------------------------------
      Total non-performing loans                                                  $920        $1,426
   Real estate owned                                                               448           550
----------------------------------------------------------------------------------------------------
         Total non-performing assets                                            $1,418        $1,976
====================================================================================================

   Non-performing assets as a % of gross loans receivable                          .41%          .44%
   Non-performing assets to total assets                                           .16%          .17%
   Allowance for loan loss as a % of gross loans receivable                        .47%          .46%
   Allowance for loan loss to non-performing assets                                113%          105%

Liquidity and Capital Resources
-------------------------------

The Association's primary sources of funds are deposits; principal and interest payments on loans, and mortgage-related securities; proceeds from maturing investment securities; advances from the FHLB; and other borrowed funds. While scheduled maturities of investments and amortizations of loans are predictable sources of funds, deposit flows and prepayments on mortgage loans and mortgage-related securities are greatly influenced by general interest rates, economic conditions and competition.

The Association is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision regulations. The minimum required liquidity is currently 4%. The Association's liquidity for the month of June 30, 1999 was 50.63% . The high levels of liquidity were due to management's maintenance of higher than required levels of liquidity in order to better manage interest rate risk by investing in investments that are eligible to be included in liquidity calculations.

At June 30, 1999, the Association had commitments to originate loans of $1.2 million and to purchase mortgage-related securities of $25.0 million. The Association anticipates that it will have sufficient funds available to meet these commitments.

At June 30, 1999, the Association's equity capital exceeded each of the OTS capital requirements. OTS requires Tier I capital to adjusted assets of 4.00% and the Association had 7.96%. Tier I capital to risk-based assets requirement is 4.00% and the Association had 22.04%. The total capital to risk-based assets requirement is 8.00% and the Association had 22.82%.

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

Additionally, the Company is utilizing internal resources to examine all personal computer hardware and software and all other company environmental systems that are dependent on embedded microchips to ensure Year 2000 compliance. The Company is conducting a Year 2000 compliance review of its third-party vendors, including utility companies, and service bureaus for its ancillary computer operations. The Company completed all third party mission critical vendor testing and validation by July 31, 1999. In addition, if significant vendors fail to certify their Year 2000 compliance, the Company intends to engage alternative vendors and suppliers. While the Company cannot estimate the expenses associated with hiring new vendors and suppliers, management believes that such expenses would not have a material impact on the Company's earnings. The Company has expended approximately $200,000 to date on Year 2000 issues and estimates it will incur additional costs of approximately $100,000 to remediate its Year 2000 issues.

The Company believes it has an effective plan in place to resolve the Year 2000 issue in a timely manner and, thus far, activities have tracked in accordance with the original timeline. The Company is in the process of modifying its existing business resumption plans and is also developing contingency plans to address potential risks in the event of Year 2000 failures, including non-compliance by third parties. However, it should be noted that the Company completed all third party mission critical vendor testing and validation by July 31, 1999. Despite the Company's efforts to date to remediate affected systems and develop contingency plans for potential risks, the Company could be materially adversely affected as a result of not being able to conduct its core business activities in a timely manner for any reason. In addition, non-compliance by third parties (including loan customers) and disruptions to the economy in general resulting from Year 2000 issues could also have a undetermined negative impact on the Company.

The Company has made its customers aware of Year 2000 issues through the use of account statement inserts in May of 1998 and has made additional information available at all of it's branch locations, beginning in November, 1998.

Private Securities and Litigation Reform Act Safe Harbor Statement. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's 1998 Form 10-K filing.

The Company does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions which may be made to forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Other Developments
------------------

The Board of Directors declared a dividend of $.16 per share to stockholders of record on August 6, 1999, payable on August 20, 1999.


Item 3.           Quantitative and Qualitative Disclosures About Market Risk
-------           ----------------------------------------------------------

Management is responsible for monitoring and limiting the Company's exposure to interest rate risk within established guidelines while maximizing net interest income. During the first half of 1999, the Company's interest rate risk position grew more liability sensitive. The change in position primarily resulted from an increase in interest rates. The Company continued to purchase investment securities during the first half of 1999 which are financed by FHLB borrowings. The Company will continue to monitor the Company's interest rate sensitivity with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Further discussion on market risk is in the Company's December 31, 1998 SEC Form 10-K filing.

PART II - OTHER INFORMATION
---------------------------


Item 1.           Legal Proceedings
-------           -----------------
                           None


Item 2.           Changes in Securities and Use of Proceeds
-------           -----------------------------------------
                           None

Item 3.           Defaults upon Senior Securities
-------           -------------------------------
                           None.

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------
                           None

Item 5.           Other Information
-------           -----------------
                           The Board of Directors declared a dividend of $.16 per share to stockholders of record on August 7, 1999, payable on August 20, 1999.

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------
                  Exhibit 27 - Financial Data Schedule

                      GA FINANCIAL, INC. AND SUBSIDIARIES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GA FINANCIAL, INC.
                                    ------------------
                                       (Registrant)




Date    August 2, 1999              By  /s/ John M. Kish
      --------------------              ----------------------------------------
                                            John M. Kish
                               Chairman of the Board and Chief Executive Officer
                                    (Principal Executive Officer)




Date    August 2, 1999              By  /s/ Raymond G. Suchta
     ---------------------              ----------------------------------------
                                            Raymond G. Suchta
                                   Chief Financial Officer and Treasurer
                               (Principal Accounting and Financial Officer)