Form 10-Q
period 1999-09-30
GA FINANCIAL INC/PA
filed 1999-11-15
CIK 1005313

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------   --------------------

                       Commission File Number 1-14154
                                                -----

                              GA FINANCIAL, INC.
------------------------------------------------------------------------------
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


                                (412) 882-9946
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,147,439 shares of common stock, par value $.01 per share, were outstanding as of November 2, 1999.

                              GA FINANCIAL, INC.

                                   FORM 10-Q

                              September 30, 1999

                                     INDEX



                                                                                                  Page
                                                                                                  ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

                     Consolidated Statements of Financial Condition -
                     September 30, 1999 and December 31, 1998..................................        1

                     Consolidated Statements of Income and Comprehensive Income -
                     For the Three and Nine Months Ended September 30, 1999 and 1998...........        2

                     Consolidated Statements of Cash Flows - For the Nine
                     Months Ended September 30, 1999 and 1998..................................        3

                     Notes to unaudited Consolidated Financial Statements......................      4-7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................................     8-17

Item 3.      Quantitative and Qualitative Disclosures about Market Risk........................       17

PART II.     OTHER INFORMATION and EXHIBITS....................................................       18

SIGNATURES.....................................................................................       19


--------------------------------------------------------------------------------
GA Financial, Inc.
Consolidated Statements of Financial Condition
September 30, 1999 and December 31, 1998

                                          Sept. 30, 1999           Dec. 31, 1998
                                           (Unaudited)
--------------------------------------------------------------------------------
                                                  (Dollars in Thousands)
ASSETS
Cash (including interest-bearing demand
 deposits of $14,334 in 1999 and $7,705
 in 1998)                                      $ 21,064                $ 22,987
Federal funds sold                                    -                     500
Available for sale securities, at fair
 value:
    Investment securities                       152,929                 163,108
    Mortgage-related securities                 324,546                 273,124
Loans receivable, net                           326,305                 310,688
Education loans held for sale                    18,256                  20,040
Accrued interest receivable                       6,400                   6,050
Federal Home Loan Bank stock                     15,458                  11,413
Office, property and equipment                    5,040                   5,114
Foreclosed assets                                   315                     758
Prepaid expenses and other assets                14,908                   9,540
-------------------------------------------------------------------------------
TOTAL ASSETS                                   $885,221                $823,322
===============================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing demand deposits            $ 32,297                $ 30,373
Savings accounts                                450,310                 452,175
Borrowed funds                                  307,160                 222,545
Advances from borrowers for taxes and
 insurance                                          807                   1,514
Accrued interest payable                          6,052                   1,606
Securities purchased, not settled                     -                   1,901
Other liabilities                                 2,114                   3,992
--------------------------------------------------------------------------------
TOTAL LIABILITIES                               798,740                 714,106

Shareholders' Equity:
Preferred stock, (.01 par value);
 1,000,000 shares authorized; 0 shares
 issued                                               -                       -
Common stock, (.01 par value);
 23,000,000 shares authorized;
    8,900,000 shares issued                          89                      89
Additional paid in capital                       86,442                  86,467
Treasury stock, at cost (2,726,246
 shares at September 30, 1999 and
 1,858,865 shares at December 31, 1998)         (45,955)                (32,255)
Unearned employee stock ownership plan
 (ESOP) shares                                   (5,520)                 (5,520)
Unearned recognition and retention plan
 (RRP) shares                                    (1,466)                 (2,431)
Accumulated other comprehensive income
 (loss), net                                     (9,430)                  3,306
Retained earnings                                62,321                  59,560
-------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                       86,481                 109,216

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                        $885,221                $823,322
===============================================================================

   The accompanying notes are an integral part of the consolidated financial statements.

GA Financial, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended September 30, 1999 and 1998



                                            For the Three Months     For the Nine  Months
                                              Ended Sept. 30,           Ended Sept. 30,
                                              1999         1998        1999         1998
                                                (Unaudited)               (Unaudited)
--------------------------------------------------------------------------------------------
                                           (Dollars in Thousands except per share amounts)
Interest income:
  Loans                                    $    6,399   $    6,321  $   18,869   $   19,213
  Mortgage-related securities                   5,427        4,420      15,150       13,886
  Investment securities                         2,582        2,969       7,513        8,226
  Bank deposits                                   102          112         433          447
--------------------------------------------------------------------------------------------
Total interest income                      $   14,510   $   13,822  $   41,965   $   41,772
--------------------------------------------------------------------------------------------
Interest expense:
  Savings accounts                              4,457        4,746      13,307       13,996
  Borrowed funds                                4,018        3,335      11,231        9,720
  Other                                             9            9          26           27
--------------------------------------------------------------------------------------------
Total interest expense                          8,484        8,090      24,564       23,743
--------------------------------------------------------------------------------------------
Net interest income before provision
 for losses on loans                       $    6,026   $    5,732  $   17,401   $   18,029
Provision for losses on loans                      90           90         240          270
--------------------------------------------------------------------------------------------
Net interest income after provision for
 losses on loans                           $    5,936   $    5,642  $   17,161   $   17,759
--------------------------------------------------------------------------------------------
Non-interest income:
  Service fees                                    748          622       1,649        1,386
  Net gain on sales of securities                  82          100         213          357
  Net gain on sales of education loans            181            -         198           88
  Data processing service fees                    174          195         548          565
  Other                                           124          847         344        1,063
--------------------------------------------------------------------------------------------
Total non-interest income                       1,309        1,764       2,952        3,459
--------------------------------------------------------------------------------------------
Non-interest expense:
  Compensation and employee benefits            2,665        1,992       6,667        5,975
  Occupancy and equipment                         516          464       1,525        1,342
  Deposit insurance premiums                       69           71         210          213
  Data processing service expenses                344          428       1,081        1,236
  Other                                         1,010          629       3,187        2,966
--------------------------------------------------------------------------------------------
Total non-interest expense                      4,604        3,584      12,670       11,732
--------------------------------------------------------------------------------------------
Income before provision for income taxes   $    2,641   $    3,822  $    7,443   $    9,486
Provision for income taxes                        665        1,279       1,835        3,211
--------------------------------------------------------------------------------------------
Net income                                 $    1,976   $    2,543  $    5,608   $    6,275
============================================================================================


Other comprehensive income (loss), net
 of taxes:
Unrealized holding gains (losses) on
 available for sale securities, net of
 taxes                                         (4,079)       1,848     (12,949)       1,135
Reclassification adjustment for gains
 included in net income                            82          100         213          357
--------------------------------------------------------------------------------------------
Other comprehensive income (loss)              (3,997)       1,948     (12,736)       1,492
--------------------------------------------------------------------------------------------
Comprehensive income (loss)                   ($2,021)  $    4,491     ($7,128)  $    7,767
============================================================================================


The accompanying notes are an integral part of the consolidated financial statements.


Basic earnings per share                       $.36         $.40        $.96        $.95
                                               ====         ====        ====        ====

Diluted earnings per share                     $.35         $.39       $.94         $.92
                                               ====         ====       ====         ====

Dividends per share                            $.16         $.14       $.48         $.40
                                               ====         ====       ====         ====

Average shares outstanding - basic          5,512,902    6,338,184   5,854,110    6,594,635
Average shares outstanding - diluted        5,610,321    6,506,516   5,964,248    6,830,895


GA Financial, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1999 and 1998


-------------------------------------------------------------------------------
                                                         For the Nine Months
                                                                Ended
-------------------------------------------------------------------------------
                                                            September 30,
                                                        1999               1998
-------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
Cash flows from operating activities:
Net income                                              $   5,608     $   6,275
Adjustments to reconcile net income to
 net cash provided by
operating activities:
Provision for losses on loans and REO
 expenses                                                     395           270
Depreciation on office, property and
 equipment                                                    526           598
Amortization of net deferred loan fees                       (230)         (297)
Allocation of RRP shares                                      965           466
Net realized gain on sales of securities                     (213)         (357)
Increase in accrued interest receivable                      (350)         (892)
Increase in prepaid expenses and other
 assets                                                       (29)       (1,708)
Increase in accrued interest payable                        4,446         3,965
Net Premium amortization on securities                        131           166
Net realized gain on sale of student
 loans                                                       (198)          (88)
Amortization of intangibles                                   139           139
--------------------------------------------------------------------------------
Net cash provided by operating
 activities                                             $  11,190     $   8,537
--------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of available for
 sale securities                                           46,723        82,313
Repayments and maturities of available
 for sale securities                                       72,899        92,491
Purchases of available for sale
 securities                                              (182,839)     (184,556)
Proceeds from sale of student loans                         8,563         3,350
Net decrease in loans                                      13,184        18,747
Purchase of loans                                         (35,106)      (42,902)
Purchases of office, property and
 equipment, net                                              (452)         (468)
Purchases of Federal Home Loan Bank
 stock                                                     (4,045)       (1,580)
--------------------------------------------------------------------------------
Net cash used in investing activities                     (81,073)      (32,605)
--------------------------------------------------------------------------------
Cash flows from financing activities:
Compensation expense on unallocated
 ESOP shares                                                  265           244
Net increase in demand and savings
 deposits                                                     848           705
Net (decrease) increase in certificates
 of deposit                                                  (789)        6,471
Net  increase in advances from
 borrowers for taxes and insurance                           (642)           (3)
Purchase of treasury stock                                (13,364)      (11,341)
Net increase in borrowed funds                             84,615        28,719
Cash dividends paid                                        (3,112)       (3,008)
Other stock transactions                                     (361)          129
Payments made under capital lease
 obligations                                                    -           (44)
--------------------------------------------------------------------------------
Net cash provided by financing
 activities                                                67,460        21,872
--------------------------------------------------------------------------------
Net decrease in cash and cash
 equivalents                                               (2,423)       (2,196)
Cash and cash equivalents at beginning
 of period                                                 23,487        12,742
--------------------------------------------------------------------------------
Cash and cash equivalents at end of
 period                                                 $  21,064     $  10,546
================================================================================

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

As of September 30, 1999, the most recent notification from the Office of Thrift Supervision (the "OTS") categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category. In March 1999, the Association paid a $32 million dividend to the Company. This dividend had OTS approval.


                                           Tier I      Tier I        Total
                                          Leverage   Risk-Based   Risk-based
                                           Capital     Capital      Capital
                                         ------------------------------------
                                                 (Dollars in Thousands)

September 30, 1999:
Equity capital (1)                        $ 62,146     $ 62,146     $ 62,146
General valuation allowance (2)                  -            -        1,627
Plus unrealized losses on certain
 available for sale securities               8,504        8,504        9,152
Less core deposit intangible                  (772)        (772)        (772)
                                         ------------------------------------

Total regulatory capital                    69,878       69,878       72,153
Minimum regulatory capital                  34,924       12,502       25,002
                                         ------------------------------------
Excess regulatory capital                 $ 34,954     $ 57,376     $ 47,151
                                         ====================================

Regulatory capital as a percentage            8.00%       22.36%       23.09%
Minimum regulatory capital as a
 percentage                                   4.00%        4.00%        8.00%
                                         ------------------------------------
Excess regulatory capital as a
 percentage                                   4.00%       18.36%       15.09%
                                         ===================================
Well capitalized requirement under
prompt corrective actions provisions          5.00%        6.00%       10.00%
                                         ===================================

Adjusted assets as reported to the OTS    $873,112     $312,530     $312,530




                                           Tier I      Tier I       Total
                                          Leverage   Risk-Based   Risk-based
                                           Capital     Capital      Capital
                                         ------------------------------------
                                               (Dollars in Thousands)
December 31, 1998:
Equity capital (1)                        $101,688     $101,688     $101,688
General valuation allowance (2)                  -            -        1,604
Less unrealized gains on certain
 available for sale securities              (3,490)      (3,490)      (2,320)
Less core deposit intangible                  (910)        (910)        (910)
                                         ------------------------------------
Total regulatory capital                    97,288       97,288      100,062
Minimum regulatory capital                  32,381       12,594       25,188
                                         ------------------------------------
Excess regulatory capital                 $ 64,907     $ 84,694     $ 74,874
                                         ====================================

Regulatory capital as a percentage           12.02%       30.90%       31.78%
Minimum regulatory capital as a
 percentage                                   4.00%        4.00%        8.00%
                                         ------------------------------------
Excess regulatory capital as a
 percentage                                   8.02%       26.90%       23.78%
                                         ====================================
Well capitalized requirement under
 prompt corrective actions provisions         5.00%        6.00%       10.00%
                                         ====================================

Adjusted assets as reported to the OTS    $809,516     $314,850     $314,850


(1)  Represents equity capital of the Association as reported to the OTS.
(2)  Limited to 1.25% of risk-weighted assets.

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

4.      Financial Instruments with Off-Balance Sheet Risk

A reconciliation of forward and standby commitment activity for the period follows:


(Dollars in Thousands)           Forward Commitments   Standby Commitments
                                 -------------------------------------------
Balance at December 31, 1998               $  17,000              $  8,000
Purchase commitments                               -                     -
Commitments sold                              (3,000)                    -
Commitments settled/purchased                (14,000)               (8,000)
                                 -------------------------------------------
Balance at September 30, 1999                     $0                    $0
                                 ===========================================


5.      Earnings per Share:



                                                                For the Three Months Ended        For the Nine Months Ended
                                                              Sept. 30, 1999   Sept 30, 1998   Sept. 30, 1999   Sept. 30, 1998
                                                             ------------------------------------------------------------------
                                                                       (Dollars in Thousands, except per share amounts)
Basic:
  Net income                                                  $    1,976        $    2,543      $    5,608        $    6,275
  Net income applicable to common stock                            1,976             2,543           5,608             6,275
  Average common shares - outstanding basic                    5,512,902         6,338,184       5,854,110         6,594,635
  Basic earnings per share                                    $      .36        $      .40      $      .96        $      .95

Diluted:
  Net income                                                  $    1,976        $    2,543      $    5,608        $    6,275
  Average common shares - outstanding basic                    5,512,902         6,338,184       5,854,110         6,594,635


  Effect of dilutive securities:
     Shares issuable upon exercise of
     outstanding stock options and stock awards                   97,419           168,332         110,138           236,261

  Average common shares outstanding - diluted                  5,610,321         6,506,516       5,964,248         6,830,895


Diluted earnings per share                                    $      .35        $      .39      $      .94        $      .92
                                                         =====================================================================




6.      Consolidated Statements of Shareholders' Equity:

The consolidated statement of shareholders' equity for the nine month period ending September 30, 1999 is as follows:


                                                                                   Accumulated
                                  Additional              Unearned   Unearned         Other                        Total
                          Common    Paid in    Treasury     ESOP        RRP       Comprehensive     Retained   Shareholders'
(Dollars in Thousands)    Stock     Capital      Stock     Shares     Shares    Income (Loss), Net  Earnings       Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/98          $89     $86,467   $(32,255)   $(5,520)   $(2,431)           $  3,306    $59,560        $109,216

Net income                     -           -          -          -          -                   -      5,608           5,608
Other compre-
    hensive income
    (loss)
    net of tax                 -           -          -          -          -             (12,736)         -         (12,736)
Treasury stock
    purchased                  -           -    (13,364)         -          -                   -          -         (13,364)
Cash dividends                 -           -          -          -          -                   -     (2,881)         (2,881)
Stock awards and
     options                   -         (25)      (336)         -        965                   -         34             638
                           ---------------------------------------------------------------------------------------------------
Balance at 09/30/99          $89     $86,442   $(45,955)   $(5,520)   $(1,466)           $ (9,430)   $62,321        $ 86,481
                           ===================================================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
        of Operations
        -------------

General
-------

The Company's and the Association's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company and the Association are referred hereinto collectively as the "Company". The Company also generates non-interest income such as service fees and also generated data-processing fees from its data-processing division. The Company's operating expenses consists primarily of employee compensation, occupancy expenses, federal deposit insurance premiums, data processing expenses, and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Comparison of Financial Condition at September 30, 1999 and December 31, 1998
-----------------------------------------------------------------------------

The Company's total assets increased $61.9 million or 7.5% to $823.3 million at December 31, 1998. This increase was primarily attributed to an increase in mortgage-related securities of $51.4 million funded by increased borrowings.

Cash and federal funds decreased $2.4 million or 10.2% to $21.1 million at September 30, 1999. These funds were used to purchase investment securities.

Investment securities classified as available for sale decreased $10.2 million or 6.2% to $152.9 million at September 30, 1999 due to maturities.

Mortgage-related securities classified as available for sale increased $51.4 million or 18.8% to $324.5 million at September 30, 1999. This was primarily due to investment of borrowed funds from the Federal Home Loan Bank (the "FHLB") of Pittsburgh. This was the result of management's continued emphasis on the utilization of FHLB borrowings to fund asset growth, particularly investments in mortgage-related securities. FHLB borrowings can be invested at yields higher than the cost of borrowed funds, thereby increasing net interest income.

There were no securities held by the Company which were classified as 'held to maturity' or 'held for trading' for either of the respective periods.

The following table presents details of the Company's investment securities and mortgage-related securities as of September 30, 1999 (Dollars in Thousands):


                                                    Gross        Gross
                                       Amortized  Unrealized  Unrealized
Available for sale securities:           Cost       Gains       Losses     Fair Value
--------------------------------------------------------------------------------------
Mortgage-backed certificates            $258,323      $  698    $ (7,373)    $251,648
Collateralized mortgage obligations       75,546          57      (2,705)      72,898
Marketable equity securities              38,833       2,049      (1,524)      39,358
US government agency debt                 39,901           1      (1,752)      38,150
Corporate obligations                     15,143           1        (403)      14,741
Municipal obligations                     64,636          34      (3,990)      60,680
--------------------------------------------------------------------------------------
        Total                           $492,382      $2,840    $(17,747)    $477,475
======================================================================================


The following table presents details of the Company's investment securities and mortgage-related securities as of December 31, 1998 (Dollars in Thousands):


                                                    Gross        Gross
                                       Amortized  Unrealized  Unrealized
Available for sale securities:           Cost       Gains       Losses     Fair Value
--------------------------------------------------------------------------------------
Mortgage-backed certificates            $183,312      $2,707     $  (291)    $185,728
Collateralized mortgage obligations       87,913         821      (1,338)      87,396
Marketable equity securities              33,750       2,808        (530)      36,028
US government agency debt                 58,689         858        (267)      59,280
Corporate obligations                     27,457         345           -       27,802
Municipal obligations                     39,863         154         (19)      39,998
--------------------------------------------------------------------------------------
        Total                           $430,984      $7,693     $(2,445)    $436,232
======================================================================================

Loans receivable increased $15.6 million or 5.0% to $326.3 million at September 30, 1999. This was due to the Company's purchase and origination of mortgage and consumer loans.

Education loans held for sale decreased $1.8 million or 8.9% to $18.3 million due to loan sales. The Company sells education loans when the loan begins repayment status.

The following table presents details of the Company's loan portfolio (Dollars in Thousands):


                                                At September 30,       At December 31,
                                                      1999                  1998
                                               ----------------------------------------
Mortgages:
   One to four family residential                     $248,138              $239,648
   Multi-family residential                              4,471                 5,293
   Commercial                                           14,587                 7,329
   Construction and development                          5,840                 2,371
Consumer loans:
   Home equity                                          53,052                54,953
   Education loans held for sale                        18,256                20,040
Other:
   Loans on savings accounts                             1,780                 2,003
   Unsecured personal loans and other                    3,118                 3,013
--------------------------------------------------------------------------------------
      Total                                           $349,242               334,650

Less:
   Undisbursed mortgage loans                            2,389                 1,350
   Deferred loan fees                                      665                   968
   Allowance for losses                                  1,627                 1,604
--------------------------------------------------------------------------------------
      Net loans                                       $344,561              $330,728
=====================================================================================

Accrued interest receivable increased $350,000 or 5.8% to $6.4 million at September 30, 1999. This was due to an increase in mortgage-related securities purchased by proceeds from FHLB borrowings.

FHLB stock increased $4.0 million or 35.4% to $15.5 million at September 30, 1999. The Company is required to own FHLB stock based upon levels of borrowings. As the use of FHLB advances increases, the amount of required stock ownership also increases.

Foreclosed assets decreased $443,000 or 58.4% from December 31, 1998. The Company is in the process of selling all foreclosed assets.

Prepaid expenses and other assets increased $5.4 million or 56.3% to $14.9 million at September 30, 1999. This was primarily a result of the increase in deferred income tax assets on the increase in unrealized losses on available for sale securities.

Total deposits were substantially the same for both periods.

Borrowed funds increased $84.6 million or 38.0% to $307.2 million at September 30, 1999. This was the result of management's continued utilization of FHLB borrowings to fund asset growth, particularly investments in mortgage-related and investment securities. FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. The Company is utilizing both short and long term borrowings to fund asset growth. The Company continually monitors the interest rate sensitivity of this strategy with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Interest rate risk is considered to be the Company's most significant market risk that could materially impact the Company's financial position or result of operations.

Accrued interest payable increased $4.4 million or greater than 100% at September 30, 1999. This was a result of the timing of accrued interest payable being credited to deposit accounts and increased FHLB borrowings.

Other liabilities decreased $1.9 million or 47.0% to $2.1 million at September 30, 1999. The change is primarily the result of the tax effect of the decrease in value on available for sale securities.

Total shareholders' equity decreased $22.7 million or 20.8% to $86.5 million at September 30, 1999. This was primarily due to the purchase of $13.4 million of treasury stock, payment of $2.9 million in cash dividends, $12.7 million decrease in accumulated other comprehensive income, partially offset by $5.6 million in net income and $638,000 in stock vesting.

Comparison of the Consolidated Results of Operation for the Period of Three
---------------------------------------------------------------------------
Months Ended September 30, 1999 and 1998
----------------------------------------

Net Income. Net income was $2.0 million for the period of three months ended September 30, 1999, a decrease of $567,000 or 22.3% for the same period in 1998.

Interest Income. Interest income totaled $14.5 million for the period of three months ended September 30, 1999, an increase of $688,000 or 5.0% compared to the $13.8 million recorded for the period of three months ended September 30, 1998. The increase was primarily attributable to an increase in the average balances of interest earning assets. The average balances of interest-earning assets for the period of three months ended September 30, 1999 increased to $844.0 million, an increase of $59.5 million or 7.6%, compared to the average balance of interest-earning assets of $784.5 million for the same period in 1998.
Weighted average yield on interest-earning assets for the three month period ended September 30, 1999 was 7.11% compared to 7.05% for the comparable period in 1998. Interest on loans receivable increased $78,000. The average balance of loans increased $13.2 million while the average yield decreased from 7.73% to 7.52% due to prepayments on higher yielding loans. Interest on mortgage related securities increased $1.0 million or 22.8% to $5.4 million at September 30, 1999. Average balances on mortgage-related securities increased $48.0 million or 18.2% to $311.8 million while the yield increased from 6.70% to 6.96%. This is due to higher yields on new purchases. Interest on investment securities decreased $387,000 or 13.0% for the period due to maturities. Interest on bank deposits were substantially the same for both periods.

Interest Expense. Total interest expense for the three month period ended September 30, 1999 was $8.5 million, an increase of $394,000 or 4.9% compared to $8.1 million for the same period in 1998. Average balances of interest-bearing liabilities were $750.1 million for the period of three months ended September 30, 1999 at a weighted average cost of 4.52% compared to average balance of $676.7 million at a weighted average cost of 4.78% for the period of three months ended September 30, 1998. The increase in interest expense was primarily due to an increase in the average balance of borrowings. Average interest-bearing deposits increased $6.1 million or 1.4% to $453.6 million. Average borrowings increased $67.6 million or 29.7% to $295.2 million for the quarter ending September 30, 1999. Management currently believes it is efficient to fund asset growth through FHLB borrowings. Management believes that FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. FHLB borrowings in 1999 have been reinvested in investment and mortgage related securities.

Net Interest Income. Net interest income before provision for loan losses for the period of three months ended September 30, 1999 was $6.0 million, an increase of $294,000 or 5.1% , compared to $5.7 million recorded for the same period in 1998.

Provision for Loan Losses. The provision for loan losses during the period of three months ended September 30, 1999 and 1998 was $90,000. The provision reflects residential, non-residential, and consumer loans originated and also purchased loans. The allowance for loan losses to gross loans receivable and total non-performing assets was 0.47% and 89%, respectively, at September 30, 1999 as compared to 0.46% and 80%, respectively at September 30, 1998. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income. Non-interest income consists of service fees, gains and losses on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the period of three months ended September 30, 1999 non-interest income was $1.3 million, compared to $1.8 million recorded for the same period in 1998. The decrease is primarily due to $717,000 recorded in other income for the three month period ended September 30, 1998 for refund of previously paid state capital stock taxes.

Non-interest Expense. Total non-interest expense was $4.6 million for the three month period ending September 30, 1999 and $3.6 million for the same period in 1998. The Company previously announced a $650,000 one time expense due to the retirement of it's president in the third quarter, 1999. The expense resulted from the satisfaction of the unexpired term of his employment agreement. Also, a $290,000 reduction in the accrual for state capital stock taxes was recorded in the three month period ending September 30, 1998.

Income Tax Expense. Income tax expense of $665,000 for the three months ended September 30, 1999 resulted in an effective tax rate of 25.2%. The income tax expense recorded for the period of three months ended September 30, 1998 of $1.3 million is an effective tax rate of 33.5%. This decrease in effective rate is primarily due to the additional purchases of bank qualified municipal bonds.

Comparison of the Consolidated Results of Operation for the Period of  Nine
---------------------------------------------------------------------------
Months Ended September 30, 1999 and 1998
----------------------------------------

Net Income. Net income was $5.6 million for the period of nine months ended September 30, 1999, a decrease of $667,000 or 10.6% for the same period in 1998. This was primarily due to a decrease in net interest income due to compression in net interest rate spread and an increase of non-interest expense of $938,000.

Interest Income. Interest income totaled $42.0 million for the period of nine months ended September 30, 1999, an increase of $193,000 or less than 1% compared to the $41.8 million recorded for the period of nine months ended September 30, 1998. The average balances of interest-earning assets for the period of nine months ended September 30, 1999 increased to $833.1 million, an increase of $55.9 million or 7.2%, compared to the average balance of interest-earning assets of $777.1 million for the same period in 1998. Weighted average yield on interest-earning assets for the nine month period ended September 30, 1999 was 6.94% compared to 7.17% for the comparable period in 1998. Interest on loans receivable decreased $344,000 or 1.8% to $18.9 million at September 30, 1999. The average balance increased $13.0 million while the average yield decreased from 7.86% to 7.42% due to prepayments on higher yielding loans. Interest on mortgage related securities increased $1.3 million or 9.1% to $15.2 million at September 30, 1999. Average balances on mortgage-related securities increased $36.4 million or 13.6% to $303.8 million while the yield decreased from 6.92% to 6.65%. This is due to prepayments on higher yielding mortgage related securities. Interest on investment securities decreased $713,000 or 8.7% for the period due primarily to maturity of investment securities.
Interest on bank deposits was substantially unchanged for the period.

Interest Expense. Total interest expense for the nine month period ended September 30, 1999 was $24.6 million, an increase of $821,000 or 3.5%, compared to $23.7 million for the same period in 1998. Average balances of interest-bearing liabilities was $729.3 million for the period of nine months ended September 30, 1999 at a weighted average cost of 4.49% compared to average balance of $668.9 million at a weighted average cost of 4.73% for the period of nine months ended September 30, 1998. The increase in interest expense was due to an increase in the average balance of interest-bearing liabilities despite lower rates. Average interest bearing deposits increased $7.6 million or 1.7% to $452.8 million. The average rate paid on deposits decreased from 4.19% to 3.92% due to the market environment. Average borrowings increased $53.0 million or 23.9% to $274.8 million for the nine months ending September 30, 1999. Management currently believes it is efficient to fund asset growth through FHLB borrowings. Management believes that FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. FHLB borrowings in 1999 have been reinvested in investment and mortgage related securities.

Net Interest Income.   Net interest income before provision for loan losses for
the period of nine months ended September 30, 1999 was $17.4 million, a decrease of $628,000 or 3.5%, compared to $18.0 million recorded for the same period in 1998.

Provision for Loan Losses. The provision for loan losses during the period of nine months ended September 30, 1999 was $240,000 as compared to $270,000 for the same period in 1998. The provision reflects residential, non-residential, and consumer loans originated and purchased loans. The allowance for loan losses to gross loans receivable and total non-performing assets was 0.47% and 89%, respectively at September 30, 1999 as compared to 0.46% and 80%, respectively at September 30, 1998.

Non-interest Income. Non-interest income consists of service fees, gains and losses on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the period of nine months ended September 30, 1999 non-interest income was $3.0 million, compared to $3.5 million recorded for the same period in 1998. The Company recorded a gross refund of $717,000 in the nine month period ending September 30, 1998 for state capital stock taxes paid in 1997 and 1996.

Non-interest Expense. Total non-interest expense was $12.7 million for the nine month period ending September 30, 1999 which was $938,000 or 8.0% over $11.7 million for the same period in 1998. The Company previously announced a $650,000 one time expense due to the retirement of its President in the three month period ending September 30, 1999. The expense resulted from the satisfaction of the unexpired term of his employment agreement. Also, the Company had a reduction in the accrual of 1998 state capital stock taxes of $290,000 in the three month period ending September 30, 1998.

Income Tax Expense. Income tax expense of $1.8 million for the nine months ended September 30, 1999 resulted in an effective tax rate of 24.7%. The income tax expense recorded for the period of nine months ended September 30, 1998 of $3.2 million is an effective tax rate of 33.8%. This decrease in effective rate is primarily due to the additional purchases of bank qualified municipal bonds and other investments qualifying for favorable tax treatment.

Average Balance Sheets and Analysis of Net Interest Income
----------------------------------------------------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following table presents certain information relating to the Company's average consolidated statements of financial condition and consolidated statements of income for the period of three months ended September 30, 1999 and 1998. The yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from daily average balances. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees and expenses which are considered adjustments to yield.

The following table presents average balances, yields on interest-earning assets and average balances and costs of interest-bearing liabilities at September 30, 1999 and September 30, 1998 (Dollars in Thousands).



                                             Three Months Ended Sept. 30, 1999            Three Months Ended Sept. 30, 1998
                                          Average                                       Average
                                          Balance      Interest       Yield/Cost        Balance      Interest      Yield/Cost
                                         ------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
 Interest-earning deposits
  short-term investments                  $ 11,407       $   102         3.58%         $  7,309       $   112         6.13%
 Investment securities, net (1) (2)        165,522         2,331         6.80%          174,883         2,783         6.37%
 Loans receivable, net (1) (3)             340,301         6,399         7.52%          327,117         6,321         7.73%
 Mortgage-related securities, net (1)      311,761         5,427         6.96%          263,772         4,420         6.70%
 FHLB stock & other equity investments      14,991           251         6.70%           11,377           186         6.54%
                                        -------------------------------------------------------------------------------------
   Total interest-earning assets          $843,982       $14,510         7.11%         $784,458       $13,822         7.05%
Non-interest earning assets                 30,570                                       37,598
                                        -----------                                    ---------
   Total assets                           $874,552                                     $822,056
                                        ===========                                    =========

Liabilities and equity:
Interest-bearing liabilities:
 Money market savings accounts            $ 15,765       $   121         3.07%         $ 14,088       $    83         2.36%
 Passbook accounts                         160,742           972         2.42%          159,639         1,106         2.77%
 NOW accounts                               35,383           158         1.79%           31,903           146         1.83%
 Certificate accounts                      241,731         3,206         5.31%          241,937         3,411         5.64%
                                        -------------------------------------------------------------------------------------
   Total                                  $453,621       $ 4,457         3.93%         $447,567       $ 4,746         4.24%
 Borrowed Funds                            295,181         4,018         5.44%          227,566         3,335         5.86%
 Other                                       1,339             9         2.69%            1,558             9         2.31%
                                        -------------------------------------------------------------------------------------
   Total interest-bearing liabilities     $750,141       $ 8,484         4.52%         $676,691       $ 8,090         4.78%
Non-interest bearing liabilities            36,891                                       41,564
Shareholders' equity                        87,520                                      103,801
                                        -----------                                    ---------
Total liabilities and shareholders'
 equity                                   $874,552                                     $822,056
                                        ===========                                    =========
Net interest rate spread (4)                             $ 6,026         2.59%                       $ 5,732          2.27%
Net interest margin (5)                                                  3.08%                                        2.92%
Ratio of interest-earning assets to
  interest-bearing liabilities                                         112.51%                                      115.93%


(1) Includes related assets available for sale and unamortized discounts and premiums.
(2) Includes municipal obligations and yield stated is fully taxable equivalent.
(3) Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.
(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5) Net interest margin represents net interest income on a fully taxable equivalent basis divided by averge interest earning assets.

The following table presents average balances, yields on interest-earning assets and average balances and costs of interest-bearing liabilities at September 30, 1999 and September 30, 1998 (Dollars in Thousands).



                                                 Nine Months Ended Sept. 30, 1999            Nine Months Ended Sept. 30, 1998

                                                Average                                     Average
                                                Balance     Interest     Yield/Cost         Balance      Interest     Yield/Cost
                                              ------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits
    short-term investments                        $13,674         $433         4.22%           $10,035         $447         5.94%
  Investment securities, net (1) (2)              162,789        6,838         6.73%           162,632        7,684         6.30%
  Loans receivable, net (1) (3)                   338,846       18,869         7.42%           325,810       19,213         7.86%
  Mortgage-related securities, net (1)            303,768       15,150         6.65%           267,418       13,886         6.92%
  FHLB stock & other equity investments            14,002          675         6.43%            11,251          542         6.42%
                                              ------------------------------------------------------------------------------------
         Total interest-earning assets           $833,079      $41,965         6.94%          $777,146      $41,772         7.17%
Non-interest earning assets                        30,735                                       35,967
                                              ------------                                   ----------
         Total assets                            $863,814                                     $813,113
                                              ============                                   ==========

Liabilities and equity:
Interest-bearing liabilities:
  Money market savings accounts                   $15,095         $339         2.99%           $14,569         $252         2.31%
  Passbook accounts                               161,133        2,896         2.40%           160,253        3,307         2.75%
  NOW accounts                                     34,940          463         1.77%            31,598          425         1.79%
  Certificate accounts                            241,656        9,609         5.30%           238,838       10,012         5.59%
                                              ------------------------------------------------------------------------------------
         Total                                   $452,824      $13,307         3.92%          $445,258      $13,996         4.19%
  Borrowed Funds                                  274,836       11,231         5.45%           221,823        9,720         5.84%
  Other                                             1,611           26         2.15%             1,793           27         2.01%
                                              ------------------------------------------------------------------------------------
         Total interest-bearing liabilities      $729,271      $24,564         4.49%          $668,874      $23,743         4.73%
Non-interest bearing liabilities                   36,490                                       37,201
Shareholders' equity                               98,053                                      107,038
                                              ------------                                   ----------
Total liabilities and shareholders' equity       $863,814                                     $813,113
                                              ============                                   ==========

Net interest rate spread (4)                                   $17,401         2.45%                        $18,029         2.44%
Net interest margin (5)                                                        3.01%                                        3.09%
Ratio of interest-earning assets to
   interest-bearing liabilities                                              114.23%                                      116.19%



(1) Includes related assets available for sale and unamortized discounts and premiums.
(2) Includes municipal obligations and yield stated is fully taxable equivalent.
(3) Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.
(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5) Net interest margin represents net interest income on a fully taxable equivalent basis divided by average interest earning assets.

Allowance for Loan Losses
-------------------------

The following table sets forth the changes in the allowance for loan losses for the nine months ended September 30, 1999 (dollars in thousands):

                  Balance, December 31, 1998         $1,604
                  Provision for loan losses             240
                  Net charge-offs                      (217)
                                                  ---------
                  Balance, September 30, 1999        $1,627
                                                  =========


Non-Performing Assets
---------------------

The following table presents information regarding the Association?s non-performing assets at the dates indicated:



                                                                              Sept. 30,     Sept. 30,
                                                                                1999          1998
                                                                            -------------------------
                                                                             (Dollars in Thousands)
Non-performing loans:
   Non-accrual loans                                                            $1,507        $1,312
   Accruing loans which are contractually
      past due 90 days or more                                                       -             -
   Restructured loans                                                                -             -
------------------------------------------------------------------------------------------------------
      Total non-performing loans                                                $1,507        $1,312
   Real estate owned                                                               315           602
------------------------------------------------------------------------------------------------------
         Total non-performing assets                                            $1,822        $1,914
======================================================================================================

   Non-performing assets as a % of gross loans receivable                         .52%          .58%
   Non-performing assets to total assets                                          .21%          .23%
   Allowance for loan loss as a % of gross loans receivable                       .47%          .46%
   Allowance for loan loss to non-performing assets                                89%           80%

Liquidity and Capital Resources
-------------------------------

The Association's primary sources of funds are deposits; principal and interest payments on loans, and mortgage-related securities; proceeds from maturing investment securities; advances from the FHLB; and other borrowed funds. While scheduled maturities of investments and amortization of loans are predictable sources of funds, deposit flows and prepayments on mortgage loans and mortgage-related securities are greatly influenced by general interest rates, economic conditions and competition.

The Association is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the Office of Thrift Supervision regulations. The minimum required liquidity is currently 4%. The Association's liquidity for the month of September 30, 1999 was 49.60% . The high levels of liquidity were due to management?s maintenance of higher than required levels of liquidity in order to better manage interest rate risk by investing in investments that are eligible to be included in liquidity calculations.

At September 30, 1999, the Association had commitments to originate loans of $28.8 million. The Association anticipates that it will have sufficient funds available to meet these commitments.

At September 30, 1999, the Association's equity capital exceeded each of the OTS capital requirements. OTS requires Tier I capital to adjusted assets of 4.00% and the Association had 8.00%. Tier I capital to risk-based assets requirement is 4.00% and the Association had 22.36%. The total capital to risk-based assets requirement is 8.00% and the Association had 23.09%.

Year 2000 Compliance
--------------------

As the millennium (year 2000) approaches, the Company is increasingly aware of the potential impact of the century date change on the Company's information systems and the ability to conduct business in an uninterrupted and orderly manner. The year 2000 presents a significant exposure to any company with date sensitive data in its computer and environmental systems. An important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products, including the Company's, were designed to accommodate a two digit year rather than four-digit numbers. These software programs record the year 1998 as "98". This approach will work until the year 2000 when the "00" may be recorded as 1900 instead of 2000.


In 1998, the Company's data processing division began to address the risks associated with the coming millennium. In January 1999, the Company converted all of its "mission critical systems" (including those related to accounts and interest-rate calculations) to be year 2000 compliant.

Additionally, the Company is utilizing internal resources to examine all personal computer hardware and software and all other company environmental systems that are dependent on embedded microchips to ensure Year 2000 compliance. The Company conducted a Year 2000 compliance review of its third-party vendors, including utility companies, and service bureaus for its ancillary computer operations. The Company completed all third party mission critical vendor testing and validation. In addition, if significant vendors fail to certify their Year 2000 compliance, the Company intends to engage alternative vendors and suppliers. While the Company cannot estimate the expenses associated with hiring new vendors and suppliers, management believes that such expenses would not have a material impact on the Company's earnings. The Company has expended approximately $250,000 to date on Year 2000 issues and estimates it will not incur any additional material costs.


The Company believes it has an effective plan in place to resolve the Year 2000 issue in a timely manner and, thus far, activities have tracked in accordance with the original timetable. The Company has completed its business resumption plans and has also developed contingency plans to address potential risks in the event of Year 2000 failures, including non-compliance by third parties. It should be noted that the Company completed all third party mission critical vendor testing and validation, however, despite the Company's efforts to date to remediate affected systems and develop contingency plans for potential risks, the Company could be materially adversely affected as a result of not being able to conduct its core business activities in a timely manner for any reason. In addition, non-compliance by third parties (including loan customers) and disruptions to the economy in general resulting from Year 2000 issues could also have a undetermined negative impact on the Company.


The Company previously announced in 1998 that after a long and comprehensive study of its data processing division, it has concluded it will no longer continue to provide data processing services for other financial institutions. Two of the three external clients were deconverted in 1999 and the other client is scheduled to be deconverted during the first two months of the year 2000. The company believes it has previously addressed the Year 2000 issues of its data processing services and believes there will be no Year 2000 exposure relating to the retention of this client beyond January 1, 2000.


The Company has made its customers aware of Year 2000 issues through the use of account statement inserts in May of 1998 and October, 1999 and has made additional information available at all of its branch locations.

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



Other Developments
------------------

The Board of Directors declared a dividend of $.16 per share to stockholders of record on November 5, 1999, payable on November 19, 1999.


Item 3.     Quantitative and Qualitative Disclosures About Market Risk
--------    ----------------------------------------------------------

Management is responsible for monitoring and limiting the Company's exposure to interest rate risk within established guidelines while maximizing net interest income. During the first nine month of 1999, the Company's interest rate risk position grew more liability sensitive. The Company continued to purchase investment securities during the first nine months of 1999 which are financed by FHLB borrowings. The Company will continue to monitor the Company's interest rate sensitivity with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Further discussion on market risk is in the Company's December 31, 1998 SEC Form 10-K filing.

PART II - OTHER INFORMATION
---------------------------


Item 1.     Legal Proceedings
            -----------------
                   None


Item 2.     Changes in Securities and Use of Proceeds
            -----------------------------------------
                   None

Item 3.     Defaults upon Senior Securities
            -------------------------------
                   None

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
                   None

Item 5.     Other Information
            -----------------

                  The Board of Directors declared a dividend of $.16 per share to stockholders of record on November 5, 1999, payable on November 19, 1999.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
            Exhibit 3 -   Amended Bylaws of GA Financial, Inc.
            Exhibit 11- Computation of Earnings per Share. This is incorporated by reference to footnote number 5 of the financial statements on page number 7.
            Exhibit 27 - Financial Data Schedule

                      GA FINANCIAL, INC. AND SUBSIDIARIES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 GA FINANCIAL, INC.
                                  ----------------------------------------------
                                                     (Registrant)




Date      November 8, 1999            By    /s/ John M. Kish
     ------------------------               -----------------------------------
                                      John M. Kish
                               Chairman of the Board and Chief Executive Officer
                                          (Principal Executive Officer)




Date      November 8, 1999            By    /s/ Raymond G. Suchta
    ---------------------------             -----------------------------------
                                             Raymond G. Suchta
                                        Chief Financial Officer and Treasurer
                                    (Principal Accounting and Financial Officer)