Form 10-K405
period 1999-12-31
GA FINANCIAL INC/PA
filed 2000-03-30
CIK 1005313

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

              Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999
                         Commission File No.:  1-14154

                               GA FINANCIAL, INC.
             (exact name of registrant as specified in its charter)

            DELAWARE                                     25-1780835
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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
                                               --------    --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $63,908,190 based upon the last sales price as listed on The American Stock Exchange for March 7, 2000.

     The number of shares of Common Stock outstanding as of March 7, 2000 is:
6,012,059.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 1999, are incorporated by reference into Part II of this Form 10-K.

     Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     INDEX

                                                                            PAGE
                                     PART I

Item 1.    Business.......................................................   1

Additional Item.  Executive Officers of the Registrant....................  37

Item 2.    Properties.....................................................  37

Item 3.    Legal Proceedings..............................................  38

Item 4.    Submission of Matters to a Vote of Security Holders............  38

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters............................................  38

Item 6.    Selected Financial Data........................................  38

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................  38

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.....  38

Item 8.    Financial Statements and Supplementary Data....................  38

Item 9.    Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure.........................  38

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.............  39

Item 11.   Executive Compensation.........................................  39

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management.................................................  39

Item 13.   Certain Relationships and Related Transactions.................  39

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K....................................................  40

                                   SIGNATURES

Item 1.  Business.
-----------------

General

     GA Financial, Inc. (the "Company") was incorporated under Delaware law in December 1995. The Company completed its initial public offering of 8,900,000 shares of common stock on March 26, 1996 in connection with the conversion of Great American Federal Savings and Loan Association (the "Association") from the mutual to stock form of ownership. GA Financial, Inc. is the parent company of the Association and New Eagle Capital, Inc. The Association is a federally chartered savings and loan association and is wholly-owned by the Company. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Association. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Association. As of December 31, 1999, the Company had total assets of $883.0 million, total deposits of $495.1 million and total stockholders' equity of $84.6 million.

     The Association was originally chartered in 1914. The Association's principal business is to operate a customer oriented savings and loan association. The Association attracts retail deposits from the general public in its primary market area and invests those funds primarily in fixed-rate one- to four-family owner-occupied mortgage loans, consumer loans and investment, mortgage-backed and mortgage-related securities. To a lesser extent, the Association invests in construction and development loans, multi-family loans and commercial real estate loans. The Association's revenues are derived principally from interest on mortgage loans and interest and dividends on investment, mortgage-backed and mortgage-related securities and, to a much lesser extent, short-term investments and other fees and services charges. The Association's primary source of funds is retail deposits, loan repayments and borrowed funds from the Federal Home Loan Bank.

     The Company's and Association's executive offices are located at 4750 Clairton Boulevard, Pittsburgh, Pennsylvania 15236. The telephone number is
(412) 882-9946. As of December 31, 1999, the Association had 207 full-time equivalent employees. The employees are not represented by a collective bargaining unit and the Association considers its relations with its employees to be good.

Market Area and Competition

     The Association has been, and continues to be, a community-oriented savings institution offering a variety of financial services to meet the needs of the communities which it serves. Its primary market area is the areas surrounding its branch offices while its lending activities include areas throughout Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties, Pennsylvania. In addition to its principal office in Whitehall, the Association operates fourteen other retail offices, all of which are located in the southern and eastern suburbs of the Pittsburgh greater metropolitan area in Allegheny and Westmoreland Counties. The earnings of the Association are affected by the competitive, economic and regulatory environment in which the savings industry operates. The Association competes actively with national and local banks, brokerage firms, mutual fund companies and other financial service entities.

Lending Activities

     Loan Portfolio Composition. The Association's loan portfolio primarily consists of first mortgage loans secured by one- to four-family residences and consumer loans (consisting of home equity loans and education loans) and, to a much lesser extent, multi-family loans, residential construction and development loans, commercial real estate loans and other loans. As of December 31, 1999, the Association had total loans outstanding of $358.8 million, of which $256.2 million were one- to four-family residential mortgage loans, or 71.4% of the Association's total loans. At such date, the remainder of the Association's loan portfolio consisted of $72.0 million of consumer loans, or 20.1% of total loans; $4.4 million of multi-family residential loans, or 1.2% of total loans; $3.7 million of construction and development loans, or 1.0% of total loans; $17.6 million of commercial real estate loans, or 4.9% of total loans; and $5.0 million of other loans, or 1.4% of total loans. At that same date, 4.3% of the Association's mortgage loans had adjustable interest rates. The Association's one- to four-family mortgage loan portfolio, as a percentage of total assets has remained relatively stable from 29.1% of total assets as of December 31, 1998 to 29.0% of total assets as of December 31, 1999. The Association has attempted to offset the decline in demand for one- to four-family mortgage loans secured by properties located in the Association's market area by purchasing such loans secured by properties outside of its primary market area. During the year ended December 31, 1999, the Association purchased $57.6 million of such loans primarily secured by properties located in the northeast, midwest and south.

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

     The following table sets forth the composition of the Association's loan portfolio in dollar amounts and as a percentage of the portfolio as of the dates indicated.

                                                                      As of December 31,
                              -------------------------------------------------------------------------------------------------
                                      1999               1998                1997              1996               1995
                              ------------------- ------------------- ------------------- ------------------ ------------------
                                        Percent             Percent             Percent            Percent            Percent
                               Amount   of Total   Amount   of Total   Amount   of Total  Amount   of Total  Amount   of Total
                              -------- ---------- -------- ---------- -------- ---------- ------- ---------- ------- ----------
                                                      (Dollar amounts in thousands)
Mortgage loans:
 One- to four-family........  $256,172   71.39%   $239,648   71.62%  $215,024   69.37%   $178,234   75.89%  $122,509   66.79%
 Multi-family...............     4,405    1.23       5,293    1.58      5,778    1.86       6,727    2.87      7,208    3.93
 Commercial.................    17,592    4.90       7,329    2.20      4,360    1.41       5,053    2.15      3,290    1.79
 Construction and
  development...............     3,658    1.02       2,371    0.70      2,966    0.96       3,545    1.51      5,891    3.21
Consumer loans:
 Home equity................    52,819   14.72      54,953   16.43     59,111   19.07      22,153    9.43     20,151   10.99
 Education..................    19,158    5.34      20,040    5.99     18,853    6.08      15,383    6.55     20,766   11.32
Other:
 Unsecured personal
  loans.....................     3,280    0.91       2,930    0.87      1,594    0.51       1,534    0.65      1,250    0.68
 Loans on savings...........     1,725    0.48       2,003    0.59      2,168    0.70       2,062    0.88      2,159    1.18
  accounts..................
 Other loans................        37    0.01          83    0.02        125    0.04         164    0.07        199    0.11
                              --------  ------    --------  ------   --------  ------    --------  ------   --------  ------
Total loans.................   358,846  100.00%    334,650  100.00%   309,979  100.00%    234,855  100.00%   183,423  100.00%
                              --------  ======    --------  ======   --------  ======    --------  ======   --------  ======
Less:
 Undisbursed loan funds.....    (2,905)             (1,350)              (688)               (684)            (1,363)
 Deferred loan fees.........      (701)               (968)            (1,442)             (1,381)              (963)
 Allowance for loan
  losses....................    (1,731)             (1,604)            (1,322)             (1,031)              (822)
                              --------            --------           --------            --------           --------
Total loans, net............  $353,509            $330,728           $306,527            $231,759           $180,275
                              ========            ========           ========            ========           ========

     Loan Maturity. The following table shows the remaining contractual maturity of the Association's loans as of December 31, 1999. As of December 31, 1999, all of the Association's loans, except for education loans, were categorized as held for investment. The table does not include the effect of future principal prepayments. Principal prepayments and scheduled principal amortization on loans totaled $59.7 million, $65.8 million and $52.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                                       As of December 31, 1999
                                            ---------------------------------------------------------------------------
                                              One- to                       Construction                      Total
                                               Four-    Multi-                  and                           Loans
                                               Family   Family  Commercial  Development   Consumer  Other   Receivable

                                            ---------- ------- ----------- ------------- --------- ------- -----------
                                                                          (In thousands)
Amounts due:
 One year or less............................ $     60  $   --     $     3        $3,658   $    98  $2,426    $  6,245
                                              --------  ------     -------  ------------   -------  ------    --------
 After one year:
   More than one year to three years.........      752      --          39            --       578     347       1,716
   More than three years to five years.......    1,942      79         102            --    25,135   1,629      28,887
   More than five years to 10 years..........   15,633      --       9,992            --    22,740     403      48,768
   More than 10 years to 20 years............   42,750   4,326         757            --     4,268     237      52,338
   More than 20 years........................  195,035      --       6,699            --        --      --     201,734
                                              --------  ------     -------  ------------   -------  ------    --------
   Total due after December 31, 2000.........  256,112   4,405      17,589            --    52,721   2,616     333,443
                                              --------  ------     -------  ------------   -------  ------    --------
   Total amount due.......................... $256,172  $4,405     $17,592        $3,658   $52,819  $5,042    $339,688
                                              ========  ======     =======  ============   =======  ======    ========
     Less:
       Undisbursed loan funds...............................................................................    (2,905)
       Deferred loan fees, net..............................................................................      (701)
       Allowance for loan losses............................................................................    (1,731)

   Total loans, net.........................................................................................   $334,351
                                                                                                               ========

     The following table sets forth as of December 31, 1999 the dollar amount of loans contractually due after December 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                        Due After December 31, 2000
                                   --------------------------------------
                                     Fixed       Adjustable       Total
                                     -----       ----------       -----
                                               (In thousands)
Mortgage loans:
   One- to four-family............ $245,160        $10,952       $256,112
   Multi-family...................    4,405             --          4,405
   Construction and development...       --             --             --
   Commercial.....................   17,534             55         17,589

Consumer loans:
   Home equity....................   52,066            655         52,721
   Education......................   19,158             --         19,158

Other Loans:
   Unsecured personal loans.......      219          2,360          2,579
   Loans on savings accounts......       --             --             --
   Other loans....................       37             --             37
                                   --------        -------       --------
Total loans receivable............ $338,579        $14,022       $352,601
                                   ========        =======       ========


     Origination, Sale, Servicing and Purchase of Loans. The Association's mortgage origination lending activities are conducted by loan personnel at its fifteen full service branch offices. Although the Association offers both adjustable-rate and fixed-rate mortgage loans, the substantial majority of the Association's loan originations have been fixed-rate mortgage loans. The Association's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Association has not emphasized the origination of adjustable-rate mortgage loans due to the relatively low demand for such loans in the Association's primary market area and aggressive pricing by competitors offering such loans. While the Association generally retains for its portfolio all of the mortgage loans that it originates, the Association may, in the future, sell mortgage loans that it originates depending on market conditions and the financial condition of the Association. As of December 31, 1999, there were no mortgage loans categorized as held for sale. Due to the low demand for mortgage loans secured by properties in its primary market area, the Association has emphasized the purchase of single-family owner-occupied mortgage loans which are primarily secured by properties located outside of the Association's primary market area, such as the northeast, midwest and south. In addition, in response to the low demand for one- to four-family mortgage loans in its primary market area, the Association has also emphasized the origination of consumer loans consisting of home equity loans and education loans. The Association intends to continue purchasing single-family owner-occupied loans to supplement reduced loan demand as needed. Loans purchased by the Association generally must meet the same underwriting criteria as loans originated by the Association. Loans purchased by the Association are generally funded by the Association (not table funded), closed in the name of the correspondent financial institution and immediately assigned to the Association, and are generally purchased by the Association on a servicing released basis. As of December 31, 1999, the Association had $225.2 million of loans serviced by others. $39.9 million of purchased mortgage loans during 1999, or 69.3% of such loans, were purchased from one mortgage lender affiliated with a residential development company.

     One- to Four-Family Residential Mortgage Lending. The Association offers residential mortgage loans primarily secured by owner-occupied one- to four-family residences. Loan originations are generally obtained from existing or past customers, members of the local communities served, or referrals from local real estate agents, attorneys and builders. The Association primarily originates fixed-rate loans, but also offers adjustable-rate mortgage ("ARM") loans. As of December 31, 1999, one- to four-family mortgage loans totalled $256.2 million, or 71.4% of total loans. Of the Association's mortgage loans secured by one-to four-family residences, $245.2 million, or 95.7%, were fixed-rate loans.

     The Association originates mortgage loans for its own portfolio. Originated mortgage loans are secured by properties located within the Association's primary market area of Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties, Pennsylvania. The Association's one- to four-family mortgage loan portfolio has increased 6.9% from $239.6 million, or 29.1% of total assets and 71.6% of total loans, as of December 31, 1998 to $256.2 million, or 29.0% of total assets and 71.4% of total loans, as of December 31, 1999 as a result of an increase in loan purchases to offset the decrease in one- to four-family mortgage loan demand in the Association's primary market area.

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

     Generally, with the exception of its community loan programs, the Association's maximum loan-to-value ("LTV") ratio on one- to four-family mortgage loans is 95%. However, loans with LTV ratios in excess of 80% require the borrower to obtain private mortgage insurance ("PMI"). The Association's one-to four-family residential mortgage loans do not provide for negative amortization. Mortgage loans in the Association's portfolio generally include due-on-sales clauses, which provide the Association with the contractual right to demand the loan immediately due and payable in the event the borrower transfers ownership of the property that is subject to the mortgage. The maximum one- to four-family loan amount is $450,000 unless otherwise approved by the Board.

     In an effort to provide financing for low and moderate income home buyers, the Association participates in various Community Loan Programs. These programs offer single-family residential mortgage loans to residents of the CRA delineated lending areas. These loans are offered with terms of up to 30 years. Such loans must be secured by a single-family owner-occupied unit. These loans are originated using modified underwriting guidelines with reduced down payments and loan fees. Such loans are originated in amounts up to 97% of the lower of the property's appraised value or the sale price. Because the Association typically charges a lower rate of interest, lower mortgage origination fees and a discount on closing costs on its Community Loan Programs, the Association expects to achieve a lower rate of return on such loans, as compared to other residential mortgage loans. During 1999 the Association originated 21 community loans totalling $1.1 million.

     The Association offers full-time employees of the Association, other than executive officers and directors, who satisfy certain criteria and the general underwriting standards of the Association fixed and adjustable-rate mortgage loans with interest rates which are currently below the rates offered to the Association's other customers, the Employee Mortgage Rate ("EMR"). The EMR is limited for the purchase, construction or refinance of an employee's single-family owner-occupied primary residence. When the LTV ratio does not exceed 95% (80% in the case of refinance loans), the EMR is generally no less than the Association's overall cost of funds rounded up to the next quarter percentage point, with a minimum EMR of 6.25%. Additionally, loan origination fees are waived for all EMR loans. The EMR normally ceases upon termination of employment or if the property no longer is the employee's primary residence. Upon termination of the employee, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continue to remain in effect. As of December 31, 1999, the Association had $2.8 million of total EMR loans, or 0.8% of total loans.

     Construction and Development Lending. The Association originates three types of construction and development loans for the construction and development of one- to four-family properties: (1) acquisition and development loans to qualified developers; (2) loans and lines of credit to qualified builders; and
(3) construction/permanent financing for other individuals. As of December 31, 1999, the Association had $3.7 million of construction and development loans which constituted 1.0% of the Association's total loan portfolio.

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

     The Association also offers loans and lines of credit to qualified builders for the construction of single-family detached residences located in the Association's primary market area, except that the lines of credit are limited to properties located in the counties of Allegheny and Westmoreland, Pennsylvania. Such loans and lines of credit are only available to certain local contractors on the Association's approved list of contractors, and require that the Association be in a first lien position and limit each loan and line of credit to the construction of one single-family residence. Such builder's loans are originated with a maximum LTV ratio of 80%. The maximum borrowing limit for such lines of credit is the lesser of $150,000 or 80% of the proposed selling price of the property as completed. Upon the completion and sale of the property, the outstanding balance of such loan or line of credit is required to be repaid. Prior to that time, the borrower is required to remit monthly payments of interest only. The Association generally requires personal and/or corporate guarantees on such loans and lines of credit.

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

     Multi-Family Lending. The Association originates multi-family mortgage loans generally secured by five to one hundred unit apartment buildings located in the Association's primary market area. Pursuant to the Association's current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Association generally requires a debt service coverage of 120%. Properties securing these loans are appraised by an independent appraiser and title insurance is required on all such loans. As of December 31, 1999, multi-family loans totalled $4.4 million, or 1.2% of the Association's total loan portfolio.

     The Association also has, from time to time, purchased loan participations in multi-family real estate loans, most of which are located outside of its primary market area. Loan participation interests are subject to the same underwriting criteria as loans originated by the Association. As of December 31, 1999, the Association had no multi-family real estate loan participation interests.

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

     Commercial Real Estate Lending. The Association also offers commercial real estate loans that are secured by properties generally used for business purposes such as small office buildings, retail facilities, shopping centers, motels and hotels and industrial properties located in the Association's primary market area. The Association's underwriting standards and procedures are similar to those applicable to multi-family loans, whereby the Association considers the net operating income of the property and the borrower's expertise, credit history and profitability. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. On an exception basis, the Association may not require a personal guarantee on such loans depending on the creditworthiness of the borrowers and the amount of the downpayment. The Association's commercial real estate loan portfolio as of December 31, 1999 was $17.6 million, or 4.9% of total loans. The Association, from time to time, purchases loan participations in commercial real estate loans located outside of its primary market area. Loan participation interests are subject to the same underwriting criteria as loans originated by the Association. As of December 31, 1999, the Association had $1.4 million in commercial real estate loan participation interests, or 7.8% of commercial real estate loans and 0.4% of total loans.

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

     Consumer Lending. The Association also offers both secured and unsecured consumer loans. Consumer loans consist of home equity lines of credit and installment loans and education loans. As of December 31, 1999, the Association's consumer loans amounted to $72.0 million, or 20.1% of the Association's total loan portfolio. Home equity loans are generally only available to the residents of Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties, Pennsylvania.

      The Association's home equity lines of credit are offered as revolving lines of credit with interest rates that range from .49% to 2.49% above the prime rate of interest as published by The Wall Street Journal and adjust monthly but which are capped at 17.99%. The Association's home equity installment loans are offered on a fixed-rate basis only with terms of one to fifteen years. Both types of home equity loans are offered in minimum amounts of $5,000. The home equity lines of credit are offered to a maximum amount of the lesser of $100,000 or 90% of the appraised value of the property. Home equity installment loans are offered to a maximum amount of the lesser of $150,000 or 90% of the appraised value of the property. Certain "Class B" home equity installment loans are offered to a maximum amount of 90% of the appraised
value of the property, with an overall maximum of $100,000.   A "Class B" home
equity installment loan is one in which the borrower uses the equity in his or her existing residence to finance the acquisition of improved land and the construction of a new primary residence. As of December 31, 1999, home equity loans totalled $52.8 million, or 73.4% of consumer loans and 14.7% of the Association's total loans.

     With respect to education lending, the Association participates in the United States Department of Education (the "DOE") Title IV loan programs commonly referred to as the Federal Family Education Loan Programs ("FFELP"). The loans in this program that the Association participates in include the Federal Subsidized Stafford Loan, the Federal Un-Subsidized Stafford Loan and the Federal Parent Loan to

Undergraduate Students (PLUS) Loan. All FFELP loans that were disbursed prior to October 1, 1993 are 100% guaranteed as to principal and interest by the full faith of the United States Government if serviced properly. Loans disbursed after October 1, 1993 are guaranteed to at least 98% of principal plus eligible interest by the full faith of the United States Government if serviced properly. Under certain circumstances loans guaranteed at the 98% level will be insured to the 100% level.

     Education loans held by the Association are administrated and guaranteed by one of two agencies: the Pennsylvania Higher Education Assistance Agency ("PHEAA") or the USA Group. Federal regulations as established by DOE apply to both agencies equally. The Association underwrites, operates and administrates participation in the FFELP under the policies and procedures outlined in the common manual of unified student loan policy for loans guaranteed by each agency. As of December 31, 1999, education loans totalled $19.2 million, or 26.6% of consumer loans and 5.3% of the Association's total loans. The Association has decided to sell educational loans when those loans reach repayment status.

     Other Lending. The Association also originates other types of loans primarily consisting of unsecured personal lines of credit and installment loans, loans on savings accounts and foreign aid loans. These loans have a maximum borrowing limitation of $5,000 for unsecured personal loans and 90% of the account value for loans on savings accounts. Unsecured personal loans require a debt ratio (the ratio of debt service to net earnings) of 36%.
Secured personal lines of credit and installment loans are generally secured by certificates of deposit and passbook savings accounts. The Association offers credit card loans to its customers in its own name. Credit card loans require a
debt ratio of 36% and are offered to a maximum credit limit of $10,000.   As of
December 31, 1999, personal loans totalled $5.0 million, or 1.4% of total loans of which $1.7 million were secured by savings accounts.

     As of December 31, 1999, the Association also had one outstanding foreign aid loan in its portfolio to the country of Ecuador which was a performing loan, guaranteed by the United States government and had an outstanding principal balance of $37,000.

     Loan Servicing. The Association generally services mortgage loans in its own portfolio but relies upon third party loan servicers for the servicing of purchased loans as such loans are purchased on a servicing released basis. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgage premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Association currently does not purchase servicing rights related to mortgage loans originated by other institutions. To date, the substantial majority of loans purchased by the Association has been purchased on a servicing released basis. As of December 31, 1999, the Association had $225.2 million of loans serviced by others and $133.7 million of loans serviced by the Association.

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

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, recently adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market value and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the FDIC. While the Association believes that it has established an appropriate allowance for loan losses, there can be no assurance that regulators, in reviewing the Association's loan portfolio, will not request the Association to materially increase its allowance for loan losses, thereby negatively affecting the Association's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

     The Association's Mortgage Servicing Department reviews the Association's loans on a monthly basis and provides delinquency reports to the President. The Association's Asset Classification Committee meets on a quarterly basis and classifies assets in accordance with the management guidelines described above. Real Estate Owned is classified as Substandard. As of December 31, 1999, the Association had $1.7 million of assets classified as Substandard, $61,000 of assets classified as Doubtful and no assets classified as Loss.

     The Association generally requires appraisals on an annual basis on foreclosed properties and at other times as deemed necessary by management. The Association also conducts external inspections on commercial real estate properties, foreclosed properties and other properties as deemed necessary. As of December 31, 1999, the Association had $345,000 of foreclosed real estate in its portfolio. The balance consisted of nine properties for which the Association held first or second liens.

     The following table sets forth delinquencies in the Association's loan portfolio as of the dates indicated:

                                         As of December 31, 1999                          As of December 31, 1998
                              --------------------------------------------      -------------------------------------------
                                    30-89 Days         90 Days or More                 30-89 Days        90 Days or More
                              --------------------   ---------------------      ---------------------  --------------------
                                Number   Principal   Number    Principal          Number   Principal   Number   Principal
                                  of      Balance      of       Balance             of      Balance      of      Balance
                                 Loans    of Loans    Loans    of Loans            Loans    of Loans    Loans    of Loans
                              --------------------------------------------      -------------------------------------------
                                                                  (Dollars in thousands)
Mortgage loans:
 One- to four-family.........        57     $1,695        17      $  856               48     $1,040        20     $  462
 Multi-family................        --         --        --          --               --         --        --         --
 Commercial..................        --         --        --          --               --         --        --         --
Consumer:
 Home equity.................        34        821        20         584               28        705        21        574
 Education...................         7          9         8          13               21         57        34         59
Other loans:
 Unsecured personal loans....        17         32         8          23               21         34         9         21
                                    ---     ------        --      ------          -------  ---------   -------  ---------
Total........................       115     $2,557        53      $1,476              118     $1,836        84     $1,116
                                    ===     ======        ==      ======          =======  =========   =======  =========
Delinquent loans to total
 gross loans.................                 0.71                  0.41                        0.55%                0.34%


                                         As of December 31, 1997
                              --------------------------------------------
                                    30-89 Days         90 Days or More
                              --------------------   ---------------------
                                Number   Principal   Number    Principal
                                  of      Balance      of       Balance
                                 Loans    of Loans    Loans    of Loans
                              --------------------------------------------
                                         (Dollars in thousands)
Mortgage loans:
 One- to four-family..........       48     $  870        28      $  720
 Multi-family.................       --         --        --          --
 Commercial...................       --         --        --          --
Consumer  loans:
 Home equity..................       48      1,229        28         930
 Education....................       22         49        27          69
Other loans:
 Unsecured personal loans.....       11         26        10          14
                                    ---     ------        --      ------
Total.........................      129     $2,174        93      $1,733
                                    ===     ======        ==      ======
Delinquent loans to total
   gross loans................                0.70%                 0.56%

     Non-Performing Assets. General. The following table sets forth information regarding non-accrual loans and real estate owned ("REO"). As of December 31, 1999, the Association held nine REO properties totalling $345,000. It is the policy of the Association to cease accruing interest on loans 90 days or more past due and charge off all accrued interest upon foreclosure or deed-in-lieu of foreclosure. For the years ended December 31, 1999, 1998, 1997, 1996 and 1995, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $138,000, $147,000, $72,000, $37,000 and $59,000, respectively.

                                                          As of December 31,
                                           ---------------------------------------------
                                              1999     1998     1997      1996     1995
                                           ---------------------------------------------
                                                       (Dollars in thousands)
Non-accrual loans:
   Mortgage loans:
  One- to four-family......................  $  856   $  462   $  720   $   537   $  727
  Multi-family.............................     ---       --       --        97        8
  Construction and development.............     ---       --       --        --       --
  Commercial...............................     ---       --       --        --       --
Consumer loans:
  Home equity..............................     584      574      930        73      116
  Education................................      13       59       69       163      593
Other loans:
  Unsecured personal loans.................      23       21       14        26       16
                                             ------   ------   ------   -------   ------
    Total non-accrual loans................   1,476    1,116    1,733       896    1,460
Real estate owned, net(3)..................     345      758       --        --       --
                                             ------   ------   ------   -------   ------
  Total non-performing assets..............  $1,821   $1,874   $1,733   $   896   $1,460
                                             ======   ======   ======   =======   ======
Allowance for loan losses as a percent
  of gross loans receivable(1).............    0.48%    0.48%    0.43%     0.44%    0.45%
Allowance for loan losses as a percent of
  total non-performing loans(2)............   95.06%   85.59%   76.28%   115.07%   56.30%
Non-performing assets as a
  percent of gross loans receivable(1)(2)..    0.51%    0.56%    0.56%     0.38%    0.81%
Non-performing assets as a percent of
   total assets(2).........................    0.21%    0.23%    0.22%     0.14%    0.28%

(1) Gross loans includes loans receivable held for investment and loans receivable held for sale, less undisbursed loan funds and deferred loan fees.

(2) Non-performing assets consist of non-performing loans and REO.

(3) REO balances are carried at the lower of cost or market value less estimated costs to sell.


   Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The Board of Directors' Asset Classification Committee reviews and approves the loan loss reserve on a quarterly basis. The allowance is based upon a number of factors, including current regional and national economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to make additional provisions for estimated loan losses based upon judgments different from those of management. As of

December 31, 1999 and December 31, 1998, the Association's allowance for loan losses was 0.48% of total loans. The Association had nonperforming assets of $1.8 million and $1.9 million as of December 31, 1999 and December 31, 1998, respectively. The Association will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

   The following table sets forth activity in the Association's allowance for loan losses for the periods indicated.

                                  As of or For the Years Ended December 31,
                                 -------------------------------------------
                                    1999     1998     1997     1996     1995
                                 -------------------------------------------
                                             (Dollars in thousands)
Balance at beginning of period.... $1,604   $1,322   $1,031   $  822   $ 850
Provision for loan losses.........    390      360      300      210      --
Charge-offs:
 Mortgage loans:
   One -to-four-family............     19        5        9       --       8
   Multi-family...................     --       --       --       --      --
   Commercial.....................     --       --       --       --      --
 Consumer loans:
   Home equity....................    164       44       --       --      --
   Education......................     71       37       31        5       5
 Other loans......................     15       30       38       15      22
                                   ------   ------   ------   ------   -----
        Total.....................    269      116       78       20      35
Recoveries........................      6       38       69       19       7
                                   ------   ------   ------   ------   -----
Net (charge-offs) recoveries......   (263)     (78)      (9)      (1)    (28)
                                   ------   ------   ------   ------   -----
Balance at end of period.......... $1,731   $1,604   $1,322   $1,031   $ 822
                                   ======   ======   ======   ======   =====
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period...   0.08%    0.02%    0.00%    0.00%   0.02%
                                   ======   ======   ======   ======   =====

     The following tables set forth the Association's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                      As of December 31,
                               -----------------------------------------------------------------------------------------------
                                            1999                              1998                          1997
                               -------------------------------   -----------------------------  ------------------------------
                                                       Percent                         Percent                         Percent
                                                      of Loans                        of Loans                        of Loans
                                         Percent of    in Each           Percent of    in Each           Percent of    in Each
                                          Allowance   Category            Allowance   Category            Allowance   Category
                                          to Total    to Total            to Total    to Total            to Total    to Total
                                 Amount   Allowance     Loans    Amount   Allowance     Loans    Amount   Allowance     Loans
                               -----------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
Mortgage loans:
 One- to four-family............ $  773       44.66%     71.39%  $  933       58.17%     71.62%  $  624       47.20%     69.37%
 Multi-family...................     87        5.03       1.23      127        7.92       1.58      100        7.56       1.86
 Commercial.....................    349       20.16       4.90       --          --       2.20       14        1.06       1.41
 Construction and development...      7        0.40       1.02       10        0.62       0.70       23        1.74       0.96
Consumer loans:
 Home equity....................    469       27.09      14.72      500       31.20      16.43      530       40.09      19.07
 Education......................     --          --       5.34       --          --       5.99       --          --       6.08
Other loans:
 Unsecured personal loans.......     46        2.66       0.91       34        2.09       0.87       31        2.35       0.51
 Loans on savings accounts......     --          --       0.48       --          --       0.59       --          --       0.70
 Other loans....................     --          --       0.01       --          --       0.02       --          --       0.04
                                 ------      ------     ------   ------      ------     ------   ------      ------     ------
  Total valuation allowance..... $1,731      100.00%    100.00%  $1,604      100.00%    100.00%  $1,322      100.00%    100.00%
                                 ======      ======     ======   ======      ======     ======   ======      ======     ======



                                                       As of December 31,
                               ---------------------------------------------------------------
                                              1996                           1995
                               -------------------------------  ------------------------------
                                                       Percent                         Percent
                                                      of Loans                        of Loans
                                         Percent of    in Each           Percent of    in Each
                                          Allowance   Category            Allowance   Category
                                          to Total    to Total            to Total    to Total
                                 Amount   Allowance    Loans     Amount   Allowance     Loans
                               ---------------------------------------------------------------
                                                    (Dollars in thousands)
Mortgage loans:
 One- to four-family............ $  706       68.48%     75.89%    $429       52.19%     66.79%
 Multi-family...................    117       11.35       2.87      103       12.53       3.93
 Commercial.....................     15        1.45       2.15       16        1.95       1.79
 Construction and development...     27        2.62       1.51       45        5.47       3.21
Consumer loans:
 Home equity....................    145       14.06       9.43      118       14.35      10.99
 Education......................     --          --       6.55       89       10.83      11.32
Other loans:
 Unsecured personal loans.......     21        2.04       0.65       22        2.68       0.68
 Loans on savings accounts......     --          --       0.88       --          --       1.18
 Other loans....................     --          --       0.07       --          --       0.11
                                 ------      ------     ------     ----      ------     ------
  Total valuation allowance..... $1,031      100.00%    100.00%    $822      100.00%    100.00%
                                 ======      ======     ======     ====      ======     ======

     Real Estate Owned. As of December 31, 1999, the Association held nine properties totalling $345,000. When the Association acquires property through foreclosure or deed-in-lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property. Thereafter, if there is a further deterioration in value, the Association provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Association to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Association's policy to require appraisals on foreclosed properties and conduct inspections on foreclosed properties.

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

     The investment policy of the Association, as approved by the Board of Directors, generally requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk as a complement to the Association's lending activities. The Association's current investment policy provides that the Association may invest in the following types of securities: U.S. Government and federal government-sponsored agency debt securities, short-term money market instruments, mutual funds which primarily invest in mortgage-backed securities and which also qualify as liquid assets under the OTS regulations, federal funds and U.S. government sponsored agency issued mortgage-backed and mortgage-related securities, investment grade corporate debt obligations and other investments as authorized by the OTS and as may be approved by the Board of Directors. As of December 31, 1999, the Association's investment securities generally consisted of government-sponsored agency debt securities (primarily issued by FHLB, FNMA and FHLMC), investment grade corporate debt securities, commercial paper, municipal obligations and mutual fund securities. As of such date its mortgage-backed securities portfolio generally consisted of fixed- and adjustable-rate mortgage-backed securities issued by the FNMA, GNMA and FHLMC and its mortgage-related securities portfolio consisted of fixed- and adjustable-rate CMOs backed by FNMA and FHLMC.

     The Board of Directors monitors and ratifies the investment decisions of the Association's officers which have been authorized to manage the investment portfolio (the President, Treasurer, Chief Financial Officer and Chief Lending Officer). On at least a quarterly basis, the Asset/Liability Management Committee also reviews the Association's securities portfolio and, in connection therewith, reviews the market value of each security held. The Association's current investment policy generally limits investment securities (consisting of agency and corporate debt obligations and commercial paper) to 25% of total assets and limits the weighted average life of such portfolio to twenty years or less. The Association's policies also provide that investments in any one CMO, Real Estate Mortgage Investment Conduit ("REMIC") and other asset-backed obligation may not, exceed 5% of total assets and limits the weighted average life of such investments to less than seven years. The Association's policies also limit the aggregate investment in such securities to 20% of total assets.

     As required by SFAS 115, the Association has established an investment portfolio of securities that may be categorized as held to maturity, available for sale or held for trading. As of December 31, 1999, all of the Association's securities were categorized as available for sale.

     Mortgage-Backed Securities. As of December 31, 1999, the Association had $238.0 million in mortgage-backed securities, or 27.0% of total assets, which generally consisted of mortgage-backed securities guaranteed by GNMA or insured by either FNMA or FHLMC. Mortgage-backed securities generally yield less than the mortgage loans that underlie such securities because of the cost of payment guaranties or credit enhancement that result in nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Association. In general, mortgage-backed securities issued or guaranteed by FNMA and FHLMC and certain AA-rate and AAA-rated mortgage-backed pass through securities are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. These types of securities allow the Association to optimize regulatory capital to a greater extent than non-securitized whole loans. See "Regulation and Supervision - Federal Savings Institution Regulation - Capital Requirements" for a discussion of the OTS risk-based capital requirement.

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

     Mortgage-Related Securities. As of December 31, 1999, the Association had $68.7 million of mortgage-related securities, or 7.8% of total assets, consisting of CMOs issued by FHLMC and FNMA. CMOs are a type of debt security issued by a special purpose entity that aggregates pools of underlying fixed-and adjustable-rate mortgages or mortgage-backed securities and create different classes of CMO securities with different maturities and, in some cases, amortization schedules as well as residual interest with each such class possessing different risk characteristics. The cash flows from the underlying collateral is generally divided into "tranches" or "classes" whereby such tranches have descending priorities with respect to the distribution of principal repayments from the underlying mortgages or mortgage-backed securities. In contrast to mortgage-backed securities in which cash flow is received (and, accordingly, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. Accordingly, CMOs attempt to moderate the reinvestment risk associated with conventional mortgage-backed securities when prepayments of the mortgages underlying such securities prepay faster than anticipated. CMOs are issued by special purpose entities formed by government-sponsored agencies, such as FNMA or FHLMC, and private issuers, however, the Association generally only invests in CMOs issued by government-sponsored agencies which are collateralized by mortgage-backed securities.

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

     Corporate Debt Obligations. As of December 31, 1999, the Association had $11.5 million of corporate debt obligations, or 1.3% of total assets. The Association's investments in corporate debt obligations, as of December 31, 1999, generally consisted of short term debt obligations issued by large and medium sized U.S. and multinational corporate issuers. The Association's policies require all corporate debt obligations purchased by the Association to be denominated in dollars and be rated in one of the four highest categories by a nationally recognized rating agency and the average maturity of such securities may not exceed six years.

     Investments in corporate debt obligations and commercial paper involve credit risk as they are not insured or guaranteed by the U.S. government or any agency thereof, generally not secured by collateral and generally rely upon future income from the operations of the issuer for repayment of principal and interest.

     GNMA Forward Commitments. The Company had only limited involvement with derivative financial instruments. Periodically, the Company entered into unconditional forward commitments to purchase mortgage-backed certificates, such as those issued by the Government National Mortgage Association ("GNMA"), at a fixed price and coupon rate to be delivered, typically, no longer than six months in the future. In addition, the Company also entered into 50-50 flexible commitments to purchase GNMA's whereby the broker delivered at least 50% of the commitment amount or up to 150% of the total commitment amount on the settlement date. In effect, 50% of the commitment represented an unconditional forward commitment and the remaining portion of the commitment represented standby commitments (put options) with certain brokers approved by the Board of Directors. The Company only entered into these commitments when it had available liquidity to meet the full amount of the commitment. Certain purchase commitments were "paired off" against sale commitments for the same type of security bearing the same contact amount, rate and settlement date.

     Risks associated with these commitments arose from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. Under standby commitments, the Company bore the risk of an unfavorable change in the price of the mortgage-backed certificates underlying the options. The Company reviewed the creditworthiness of the parties to these commitments.

     No such forward commitments were entered into subsequent to June 1999. The last purchase commitment settled in September 1999. Accordingly, the Company had no forward or standby commitments outstanding as of December 31, 1999. Such activity did not result in a material impact to operations for the years ended December 31, 1999, 1998 and 1997, respectively.

     U.S. Government Securities. As of December 31, 1999, the Company had $37.1 million of U.S. Government agency securities, or 4.2% of total assets. All government securities are issued directly by the

U.S. government, either through the Treasury Department or through one of the many federal agencies created by Congress. U.S. Treasury Securities are issued by the Treasury Department and are backed by the full faith and credit of the U.S. government.

     Marketable Equity Securities. As of December 31, 1999 the Company had $42.5 million of marketable equity securities, or 4.8% of total assets. This included $26.9 million of mutual funds, backed by adjustable-rate mortgage-backed securities, corporate debt, corporate bonds, or government bonds, $1.8 million of FHLMC stock, $65,000 of Student Loan Marketing Association stock, $1.4 million of FNMA stock, $1.6 million of bank equities, $4.7 million of bank preferred and trust preferred stock, $3.8 million investment in a Real Estate Limited Partnership, $900,000 in Real Estate Investment Trusts, and a $1.2 million investment in a limited partnership.

     Municipal Obligations. As of December 31, 1999, the Company had $59.9 million of municipal obligations. The Company's investment policy requires all municipal obligations to be rated in one of the four highest categories by a nationally recognized rating agency.

     The following table sets forth the composition of the Association's investment, mortgage-backed and mortgage-related securities portfolio in dollar amounts and in percentages of the respective portfolios as of the dates indicated.

                                                                    As of December 31,
                                            ----------------------------------------------------------------
                                                      1999                  1998                 1997
                                            ---------------------   -------------------   ------------------
                                                          Percent               Percent              Percent
                                               Amount    of Total    Amount    of Total    Amount   of Total
                                            ----------------------------------------------------------------
                                                                   (Dollars in thousands)
Investment securities available for sale:
 Marketable equity securities(1)............. $ 42,452       9.27%  $ 36,028       8.26%  $ 36,660      8.42%
 U.S. Government Agency debt.................   71,857      15.70     72,350      16.59     77,178     17.72
 Municipal Obligations.......................   60,359      13.19     59,331      13.60     13,278      3.05
 Corporate obligations.......................   11,467       2.51     27,630       6.33     23,910      5.49
                                              --------     ------   --------     ------   --------    ------
  Total investment securities................  186,135      40.67    195,339      44.78    151,026     34.68
                                              --------     ------   --------     ------   --------    ------

Mortgage-backed and mortgage
 related securities available for sale:
 FHLMC.......................................    4,403       0.96      7,462       1.71     17,797      4.09
 FNMA........................................    8,634       1.89     12,907       2.96     20,285      4.66
 GNMA........................................  224,012      48.94    163,504      37.48    172,435     39.60
 CMOs........................................   69,171      15.11     87,845      20.14     71,595     16.44
                                              --------     ------   --------     ------   --------    ------
  Total mortgage-backed and
      mortgage-related securities............  306,220      66.90    271,718      62.29    282,112     64.79
                                              --------     ------   --------     ------   --------    ------
Plus:
 Unamortized premium (discount)..............  (34,671)     (7.57)   (30,825)     (7.07)     2,288      0.53
                                              --------     ------   --------     ------   --------    ------
  Total securities, net...................... $457,684     100.00%  $436,232     100.00%  $435,426    100.00%
                                              ========     ======   ========     ======   ========    ======

_________________
(1) As of December 31, 1999, marketable equity securities consisted of $26.9 million of mutual funds backed by adjustable-rate mortgage-backed securities, corporate debt, corporate bonds or government bonds, $1.8 million of FHLMC stock, $65,000 of Student Loan Marketing Association stock, $1.4 million of FNMA Stock, $1.7 million of bank equities, $4.7 million of bank preferred and trust preferred stock, $3.8 million in a real estate limited partnership, $900,000 in real estate investment trusts, and a $1.2 million investment in a limited partnership.

     The following table sets forth certain information regarding the carrying and market values of the Association's short-term investments (consisting of federal funds sold and interest-bearing demand deposits) and investments, mortgage-backed and mortgage-related securities as of the dates indicated:

                                                                        As of December 31,
                                         -----------------------------------------------------------------------------------
                                                    1999                         1998                         1997
                                         -----------------------      -----------------------      -------------------------
                                          Carrying       Market        Carrying        Market       Carrying         Market
                                           Value          Value         Value           Value         Value           Value
                                          ---------     --------      ---------       -------       --------        --------
Short term investments..............      $12,457        $12,457       $ 8,205        $ 8,205        $ 5,791         $ 5,791
                                          -------        -------       -------        -------        -------         -------
Investment securities:
  Available for sale:
    Corporate obligations...........       11,476         11,476        27,802         27,802         24,208          24,208
    U.S. government and
      agency obligations............       37,148         37,148        59,280         59,280         77,137          77,137
    Municipal obligations...........       59,884         59,884        39,998         39,998         13,260          13,260
    Marketable equity securities(1).       42,452         42,452        36,028         36,028         36,660          36,660
                                         --------       --------      --------       --------       --------        --------
      Total available for sale......      150,960        150,960       163,108        163,108        151,265         151,265
                                          -------        -------       -------        -------        -------         -------
Mortgage-backed and
  mortgage-related securities:
  Available for sale:
  FHLMC.............................       4,473           4,473         7,646          7,646         18,148          18,148
  GNMA..............................     224,654         224,654       164,863        164,863        173,806         173,806
  FNMA..............................       8,864           8,864        13,219         13,219         20,742          20,742
  CMOs..............................      68,733          68,732        87,396         87,396         71,465          71,465
                                        --------        --------      --------       --------       --------        --------
      Total available for sale......     306,724         306,724       273,124        273,124        284,161         284,161
                                        --------        --------      --------       --------       --------        --------
Total short-term investments,
  investment securities, mortgage-
  backed and mortgage-related
  securities........................    $470,141       $470,141       $444,437       $444,437       $444,217        $444,217
                                        ========       ========       ========       ========       ========        ========


--------------------------
(1) As of December 31, 1999, marketable equity securities consisted of $26.9 million of mutual funds backed by adjustable-rate mortgage-backed securities, corporate debt, corporate bonds or government bonds, $1.8 million of FHLMC stock, $65,000 of Student Loan Marketing Association stock, $1.4 million of FNMA Stock, $1.7 million of bank equities, $4.7 million of bank preferred and trust preferred stock, $3.8 million in a real estate limited partnership, $900,000 in real estate investment trusts, and a $1.2 million investment in a limited partnership.

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Association's short-term investments (consisting of federal funds sold and interest-bearing demand deposits), investment securities and mortgage-backed and mortgage related securities as of December 31, 1999.

                                                                    As of December 31, 1999
                           --------------------------------------------------------------------------------------------------------
                                                    More than One        More than Five
                              One Year or Less    Year to Five Years   Years to Ten Years  More than Ten Years        Total
                           --------------------   ------------------   ------------------  -------------------   ------------------
                                       Weighted             Weighted             Weighted             Weighted             Weighted
                             Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average
                              Value      Yield     Value      Yield     Value      Yield     Value      Yield     Value      Yield
                           --------------------------------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Short-term investments......  $12,457      4.06%  $   --         -- %  $    --        -- %  $     --       -- %  $ 12,457      4.06%

Investment securities:
 Available for Sale:
   U.S. Government agency
    securities..............    2,000      5.69     10,436      6.18      5,698      6.40     19,014      7.11     37,148      6.66
   Municipal obligations....    1,455      4.14      4,473      4.28      6,993      4.72     46,963      4.73     59,884      4.68
   Corporate obligations....    2,003      6.16      3,079      6.24      4,739      6.45      1,655      6.50     11,476      6.35
   Marketable equity
    securities..............   26,885      5.84         --        --         --        --         --        --     26,885      5.84
   Common Stock.............    4,586        --         --        --         --        --         --        --      4,586        --
   Preferred and Trust
    Preferred Securities....    5,123      8.87         --        --         --        --         --        --      5,123      8.87
   Other Investment
    Securities (1)..........    5,858      5.60         --        --         --        --         --        --      5,858      5.60
                              -------      ----    -------      ----    -------      ----   --------      ----   --------      ----
   Total investment
     securities.............   47,910      5.53     17,988      5.72     17,430      5.74     67,632      5.44    150,960      5.54
                              -------      ----    -------      ----    -------      ----   --------      ----   --------      ----
Mortgage-backed and
 mortgage-related
   securities:
   Available for Sale:
   GNMA.....................       --        --         --        --         --        --    224,654      6.94    224,654      6.94
   FNMA.....................      505      6.33        732      6.77        973      7.01      6,654      6.65      8,864      6.68
   FHLMC....................       --        --      4,473      6.50         --        --         --        --      4,473      6.50
   CMOs.....................       --        --         --        --     14,697      6.40     54,036      6.42     68,733      6.41
                              -------      ----    -------      ----    -------      ----   --------      ----   --------      ----
   Total mortgage-backed
    and mortgage-
    related securities......      505      6.33      5,205      6.54     15,670      6.44    285,344      6.83    306,724      6.81
                              -------      ----    -------      ----    -------      ----   --------      ----   --------      ----
Total short-term
 investments, investment
 securities, mortgage-
 backed securities
 and mortgage-related
 securities.................  $60,872              $23,193              $33,100             $470,141             $470,141
                              =======              =======              =======             ========             ========

--------------
(1) Other investment securities consisted of $3.8 million of a real estate investment limited partnership, $1.2 million investment in a limited partnership and $900,000 of investment in real estate investment trusts.

Sources of Funds

     General. Deposits, loan repayments and prepayments, proceeds from sales of loans, principal and interest payments on investment and mortgage-backed and mortgage-related securities, cash flows generated from operations and FHLB advances are the primary sources of the Association's funds for use in lending, investing and for other general purposes.

     Deposits. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of savings, NOW accounts, checking accounts, money market accounts and certificate accounts. For the year ended December 31, 1999, core deposits represented 54.8% of total average deposits. The flow of deposits is influenced significantly by general and regional economic conditions, changes in money market rates, prevailing interest rates and competition. The Association's deposits are obtained predominantly from the areas in which its branch offices are located. To attract and retain deposits, the Association relies primarily on pricing its deposit products at a competitive rate providing customer service and its long-standing relationships with customers; however, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. The Association uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. Certificate accounts in excess of $100,000 are not actively solicited by the Association and the Association does not currently use brokers to obtain deposits. During the year ended December 31, 1999, the Association's balance of passbook accounts decreased by $11.1 million, or 7.0%, and its balance of certificates of deposits increased by $2.5 million, or 1.0%. The increase in certificates of deposit resulted from the Association's offering CD specials and increased advertising during 1999 which caused depositors to invest in certificates of deposit.

     As of December 31, 1999, certificate accounts with maturities of one year or less totalled $163.8 million, or 33.1% of total deposits. While the Association believes that, based on the Association's historical deposit outflow activity, the substantial majority of such accounts will remain with the Association, if a material amount of such accounts were not renewed it could have a material adverse impact on the liquidity and cash flows of the Association and may result in increased interest expense in the event the Association paid higher rates to attract and retain deposit accounts or increased its utilization of higher cost borrowings to fund its liquidity needs.

     The following table presents the deposit activity of the Association for the periods indicated:

                                                     For the Years Ended
                                                        December 31,
                                               -------------------------------
                                                   1999       1998      1997
                                               -------------------------------
                                                       (In thousands)

Net deposits (withdrawals).....................   $(4,798)   $ 2,221   $(5,316)
Interest credited on deposit accounts..........    17,374     18,173    17,904
                                                  -------    -------   -------
Total increase (decrease) in deposit accounts..   $12,576    $20,394   $12,588
                                                  =======    =======   =======

     As of December 31, 1999, the Association had $19.7 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                                         Weighted
Maturity Period              Amount     Average Rate
--------------------------  -------   ---------------
                           (Dollars in
                            thousands)

Three months or less......   $ 5,041          5.88%
Over 3 through 6 months...     3,332          5.04
Over 6 through 12 months..     2,509          4.99
Over 12 months............     8,859          5.88
                             -------
Total.....................   $19,741
                             =======

     The following table sets forth the distribution of the Association's average deposit accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented. Averages for the periods presented utilize daily average balances.


                                                                       For the Years Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                                       1999                            1998                         1997
                                           ------------------------------ ------------------------------ --------------------------
                                                      Percent                        Percent                      Percent
                                                      of Total   Weighted            of Total   Weighted          of Total Weighted
                                             Average  Average     Average Average    Average    Average  Average  Average  Average
                                             Balance  Deposits     Cost   Balance    Deposits     Cost   Balance  Deposits  Cost
                                           ----------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Money market savings accounts.........       $ 18,770      3.87%   3.66%  $ 14,342      3.04%    2.29%  $ 16,152    3.54%  2.46%
Passbook accounts.....................        157,920     32.58    2.41    159,374     33.84     2.76    160,155   35.12   3.00
NOW accounts..........................         33,744      6.96    1.82     31,886      6.77     1.78     28,339    6.21   1.95
Non-interest-bearing accounts.........         31,944      6.59      --     25,565      5.43       --     21,784    4.78     --
                                             --------    ------    ----   --------    ------     ----   --------  ------   ----
  Total...............................        242,378     50.00    2.11    231,167     49.08     2.29    226,430   49.65   2.54
                                             --------    ------    ----   --------    ------     ----   --------  ------   ----
Certificate accounts:
 Less than six months.................            605      0.12    3.41        570      0.12     3.56        719    0.16   3.83
 Over six through 12 months...........         65,011     13.41    5.65     68,410     14.53     5.02     76,267   16.72   4.90
 Over 12 through 24 months............         65,051     13.42    5.78     62,294     13.23     5.95     46,772   10.26   5.97
 Over 24 months.......................         62,718     12.94    4.38     60,910     12.93     5.91     60,664   13.30   5.98
 IRA/KEOGH............................         48,999     10.11    5.35     47,635     10.11     5.59     45,198    9.91   5.65
                                             --------    ------    ----   --------    ------     ----   --------  ------   ----
  Total certificate accounts..........        242,384     50.00    5.30    239,819     50.92     5.58    229,620   50.35   5.53
                                             --------    ------    ----   --------    ------     ----   --------  ------   ----
   Total average deposits.............       $484,762    100.00%   3.71%  $470,986    100.00%    3.97%  $456,050  100.00%  4.05%
                                             ========    ======    ====   ========    ======     ====   ========  ======   ====

     The following table presents, by various rate categories, the amount of certificate accounts outstanding as of the dates indicated and the periods to maturity of the certificate accounts outstanding as of December 31, 1999.



                       Period to Maturity from December 31, 1999    As of December 31,
                       -----------------------------------------  ------------------------
                          Less     One to   Two to    Over
                          than       Two     Three    Three       1999      1998      1997
                           One      years    years    years
                           Year
                         --------  -------  -------  -------  --------  --------  --------
                                                  (In thousands)
Certificate accounts:
0  to 2.99%...........   $  1,379  $    --  $    --  $    --   $  1,379  $    684  $     --
3.00 to 3.99%.........        538       --       --       --        538       584     1,360
4.00 to 4.99%.........     71,851    8,000    3,442    5,427     88,720    52,889     8,053
5.00 to 5.99%.........     57,019   16,820    6,958    4,752     85,549   116,924   133,348
6.00 to 6.99%.........     20,918    1,770   17,523   15,747     55,958    54,986    75,378
7.00 to 7.99%.........     12,064      325    1,086      296     13,771    17,450    16,727
8.00 to 8.99%.........         --       --      840      358      1,198     1,138     1,097
Over 9.00%............         --       --       --       --         --        --        --
                         --------  -------  -------  -------  --------  --------  ---------

   Total..............   $163,769  $26,915  $29,849  $26,580   $247,113  $244,655  $235,963
                         ========  =======  =======  =======   ========  ========  ========

     Borrowings. The Association utilizes advances from the FHLB as an alternative to retail deposits to fund its operations and may do so in the future as part of its operating strategy. These FHLB advances are collateralized primarily by certain of the Association's mortgage loans and mortgage-backed securities and secondarily by the Association's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. As of December 31, 1999, the Association had $115.2 million in short-term and $182.0 million in long-term outstanding advances from the FHLB.

     The following table sets forth certain information regarding the Association's borrowed funds as of or for the periods ended on the dates indicated:

                                              As of or For the Year
                                                Ended December 31,
                                          ------------------------------
                                           1999        1998       1997
                                          --------   --------   --------
                                               (Dollars in thousands)
FHLB advances:
 Average balance outstanding............. $286,034   $222,057   $146,481
                                          ========   ========   ========
 Maximum amount outstanding at
    any month-end during the period...... $307,160   $225,340   $195,398
                                          ========   ========   ========
 Balance outstanding at end of period.... $297,160   $217,545   $193,237
                                          ========   ========   ========
 Weighted average interest rate
    during the period....................     5.39%      5.82%      5.98%
                                          ========   ========   ========
 Weighted average interest rate at end
   of period.............................     5.54%      5.63%      6.04%
                                          ========   ========   ========


Subsidiary Activities

     GA Financial Inc. is the parent company of the Association and New Eagle Capital, Inc. Great American Financial Services, Inc. is a wholly-owned subsidiary of the Association, which currently does not conduct any activities.

                           REGULATION AND SUPERVISION

General

   As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision ("OTS"). The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

Holding Company Regulation

   The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Association continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Association continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under
Section 4(c)(8) of the Association Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

   Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

   The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

   The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. As of December 31, 1999, the Association met each of its capital requirements.

   The following table presents the Association's capital position as of December 31, 1999.

                                                        Capital
                                         Excess     -----------------
                   Actual   Required  (Deficiency)  Actual   Required
                   Capital  Capital      Amount     Percent   Percent
                 --------- ---------  ------------  -------  --------
                                (Dollars in thousands)

Tangible          71,164     13,158       58,006       8.11%   1.50%
Core (Leverage)   71,164     26,317       44,847       8.11%   3.00%
Risk-based        73,333     25,374       47,959      23.12%   8.00%

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

   Insurance of Deposit Accounts.   The Association is a member of the SAIF.
The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

   In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.1 basis points, while Bank Insurance Fund ("BIF") members paid 1.2 basis points. By law, there is equal sharing of FICO payments between SAIF and BIF members beginning on January 1, 2000.

   The Association's assessment rate for 1999 was 5.9 basis points and the premium paid as payments towards the FICO bonds for this period was $281,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

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

   Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. As of December 31, 1999, the Association's limit on loans to one borrower was $10.7 million, and the Association's largest aggregate outstanding balance of loans to one borrower was $5.7 million.

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

   A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1999, the Association maintained 98.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

   Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in the first quarter of 1999 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

   Liquidity. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's liquidity ratio for December 31, 1999 was 45.5%, which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

   Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the year ended December 31, 1999 totaled $154,000.

   Transactions with Related Parties. The Association's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Federal Home Loan Bank System

   The Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Association, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Association was in compliance with this requirement with an investment in Federal Home Loan Bank stock as of December 31, 1999 of $15.5 million.

   The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, The Association's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

   The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Association complies with the foregoing requirements.


                           FEDERAL AND STATE TAXATION

Federal Taxation

   General. The Company and the Association report their income on a calendar year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association was last audited by the IRS for 1995. Tax years 1996 through 1999 are still open for examination under the statute of limitations. For its 1999 taxable year, the Association is subject to a maximum federal income tax rate of 34.0%.

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

Additional Item.  Executive Officers of the Registrant.
------------------------------------------------------

   The following table sets forth certain information regarding the executive officers of the Company and the Association who are not also directors.


     Name           Age at 12/31/99             Position
----------------    ---------------  -----------------------------------
Todd L. Cover              38        Executive Vice President and Chief
                                     Operating Officer of the Association

Andrew R. Getsy            61        Vice President and Treasurer of the
                                     Association

Raymond G. Suchta          51        Chief Financial Officer and Treasurer of
                                     the Company and Vice President and
                                     Chief Financial Officer of the
                                     Association

Lawrence A. Michael        50        Secretary of the Company and Vice
                                     President and Secretary of the
                                     Association

Aaron T. Flaitz, Jr.       49        Vice President and Assistant Secretary
                                     of the Association

Norman A. Litterini        58        Vice President - Lending of the
                                     Association

Wayne A. Callen            50        Vice President - Data Processing of the
                                     Association

Judith A. Stoeckle         59        Vice President - Systems Coordinator of
                                     the Association


Item 2.  Properties.
-------------------

   The Association presently conducts its business through an administrative and full service office located in the Borough of Whitehall and fourteen other full service branch offices, all of which are located in the greater Pittsburgh metropolitan area. The Association owns the building and land for eight of its offices and leases its remaining seven offices. As of December 31, 1999, Great American Federal's land, building and equipment had a net book value of $5.7 million.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None.

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------------
Matters.
-------

     Information relating to the market for the Registrant's common equity and related stockholder matters appears under "Stock Information" and "Stock Price" on the inside back cover of the Registrant's 1999 Annual Report to Stockholders and is incorporated herein by reference.

Item 6.   Selected Financial Data.
---------------------------------

     The above-captioned information appears under "Selected Consolidated Financial and Other Data" in the Registrant's 1999 Annual Report to Stockholders on page 5 and is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations.
---------------------

     The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1999 Annual Report to Stockholders on pages 6 though 14 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

     This information contained in the Section captioned, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk and Market Risk Analysis" on pages 6 through 8 of the 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.
-----------------------------------------------------

     The Consolidated Financial Statements of GA Financial, Inc. and its subsidiaries, together with the report thereon by KPMG LLP for the 1999 financial statements appears in the Registrant's 1999 Annual Report to Stockholders on pages 15 through 38 and are incorporated herein by reference. In addition, the report by PriceWaterhouseCoopers LLP on the consolidated financial statements of GA Financial, Inc. and its subsidiaries as of December 31, 1998 and each of the years in the two year period then ended is filed herewith as exhibit 99.2.

Item 9.   Changes In and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure.
--------------------

     On February 24, 1999, the Company engaged KPMG LLP as its principal accountant to audit the Company's consolidated financial statements for the fiscal year ended December 31, 1999. The Company issued a Form 8-K on March 3, 1999.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000, at pages 4 through 6.

Item 11.  Executive Compensation.
--------------------------------

     The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000, at pages 7 through 10 and pages 12 through 17 (excluding the Executive Compensation Committee Report and Stock Performance Graph).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000, at page 3.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000, at page 18.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1999 Annual Report to Stockholders.

                                                                        PAGE
                                                                        -----

   Independent Auditors' Report for 1999 Financial Statements..........  15

   Consolidated Statements of Financial Condition as of
     December 31, 1999 and 1998........................................  16

   Consolidated Statements of Income and Comprehensive Income for the
     Years Ended December 31, 1999, 1998 and 1997......................  17

   Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1999, 1998 and 1997......................  18

   Consolidated Statements of Shareholders' Equity
     for the Years Ended December 31, 1999, 1998 and 1997..............  19

   Notes to Consolidated Financial Statements for the
     Years Ended December 31, 1999, 1998 and 1997......................  20-38

   The remaining information appearing in the 1999 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits

     (a) The following exhibits are filed as part of this report.

         3.1  Certificate of Incorporation of GA Financial, Inc.*
         3.2  Amended Bylaws of GA Financial, Inc.**
         4.0  Stock Certificate of GA Financial, Inc.*
         10.1 Amended and Restated GA Financial Inc. 1996 Stock-Based
              Incentive Plan***
         10.2 Form of Great American Federal Savings and Loan Association Employee Stock Ownership Plan*
         10.3 Employment Agreement between Great American Federal Savings and Loan Association and John M. Kish****
         10.4 Employment Agreement between GA Financial, Inc. and John M.
              Kish****
         10.5 Change in Control Agreement between Great American Federal Savings and Loan Association and Todd Cover (filed herewith)
         10.6 Change in Control Agreement between GA Financial, Inc. and Raymond
              G. Suchta*
         13.0 Portions of the 1999 Annual Report to Stockholders (filed herewith)
         21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
         23.0 Consent of KPMG LLP (filed herewith)
         23.1 Consent of PricewaterhouseCoopers LLP (filed herewith)
         27.0 Financial Data Schedule (field herewith)
         99.1 Proxy Statement, dated March 24, 2000, for the 2000 Annual Meeting of Stockholders (filed herewith)
         99.2 PricewaterhouseCoopers LLP Report of Independent Accountants (filed herewith)
     (b) Reports on Form 8-K

         None.
         __________________________________
         * Incorporated by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on December 21, 1995, as amended, Registration No. 33-80715.
         ** Incorporated by reference into this document from the Company's Form 10-Q filed on November 15, 1999.
         *** Incorporated by reference into this document from the Proxy Statement for the 1999 Annual Meeting of Shareholders filed on March 26, 1999.
         **** Incorporated by reference into this document from the Company's
              Form 10-Q filed on May 13, 1998.

CONFORMED                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GA FINANCIAL, INC.


                              By:   /s/ John M. Kish
                                    --------------------------------------------
                                    John M. Kish
                                    Chairman of the Board and
                                    Chief Executive Officer

                                    Date:  March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                          Title                               Date
----                          -----                               ----

/s/ John M. Kish         Chairman of the Board and            March 30, 2000
---------------------    Chief Executive Officer
John M. Kish             (principal executive officer)


/s/ Raymond G. Suchta    Chief Financial Officer              March 30, 2000
---------------------    and Treasurer
Raymond G. Suchta        (principal accounting and
                         financial officer)


/s/ Thomas E. Bugel      Director                             March 30, 2000
---------------------
Thomas E. Bugel


/s/ Darrell J. Hess      Director                             March 30, 2000
---------------------
Darrell J. Hess


/s/ Thomas M. Stanton    Director                             March 30, 2000
---------------------
Thomas M. Stanton


/s/ David R. Wasik       Director                             March 30, 2000
---------------------
David R. Wasik


/s/ Robert J. Ventura    Director                             March 30, 2000
---------------------
Robert J. Ventura