Form 10-Q
period 2000-03-31
GA FINANCIAL INC/PA
filed 2000-05-12
CIK 1005313

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

                        Commission File Number 1-14154
                                                 -----

                              GA FINANCIAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




DELAWARE                                                                                    25-1780835
------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification No.)

4750 CLAIRTON BOULEVARD, PITTSBURGH, PENNSYLVANIA                                              15236
-------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                     (Zip Code)


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
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,899,467 shares of common stock, par value $.01 per share, were outstanding as of April 28, 2000.

                              GA FINANCIAL, INC.

                                   FORM 10-Q

                                March 31, 2000


                                     INDEX


                                                                            Page

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

               Consolidated Statements of Financial Condition -
               March 31, 2000 and December 31, 1999........................    1

               Consolidated Statements of Income and Comprehensive Income -
               For the Three Months Ended March 31, 2000 and 1999..........    2

               Consolidated Statements of Cash Flows - For the Three
               Months Ended March 31, 2000 and 1999........................    3

               Notes to unaudited Consolidated Financial Statements........  4-7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................... 8-14

Item 3.        Quantitative and Qualitative Disclosures about Market Risk..   14

PART II.       OTHER INFORMATION and EXHIBITS..............................   15

SIGNATURES                 ................................................   16

Part I
------------------------------------------------------------------------------
GA Financial, Inc.
Consolidated Statements of Financial Condition
As of March 31, 2000  and December 31, 1999

                                                                                             March 31, 2000   Dec. 31, 1999
                                                                                               (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                           (Dollars in thousands)
Cash (including interest-bearing demand deposits of $15,809
in 2000 and $12,457 in 1999)                                                                       $ 24,053        $ 26,632
Held for trading investment securities, at fair value                                                   732               -
Available for sale securities, at fair value:
  Investment securities                                                                             149,292         150,960
  Mortgage-related securities                                                                       294,985         306,724
Held to maturity investment securities, at cost                                                       3,857               -
Loans receivable, net of allowance for loan losses of 1,858 and 1,731, respectively                 341,225         334,351
Education loans held for sale                                                                        20,557          19,158
Accrued interest receivable                                                                           6,296           6,094
Federal Home Loan Bank stock                                                                         15,458          15,458
Office, property and equipment, net                                                                   5,736           5,670
Foreclosed assets                                                                                       348             345
Prepaid expenses and other assets                                                                    17,779          17,588
---------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                       $880,318        $882,980
===========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing demand deposits                                                                $ 33,282        $ 29,418
Savings accounts                                                                                    470,756         465,706
Borrowed funds                                                                                      286,018         297,160
Advances from borrowers for taxes and insurance                                                       1,592           1,444
Accrued interest payable                                                                              4,050           2,569
Securities purchased, not settled                                                                         -              29
Other liabilities                                                                                     1,870           2,083
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                  $797,568        $798,409
===========================================================================================================================
Shareholder's Equity:
Preferred stock, (.01 par value); 1,000,000 shares authorized; 0 shares issued                            -               -
Common stock, (.01 par value); 23,000,000 shares authorized; 8,900,000 shares issued                     89              89
Additional paid in capital                                                                           86,722          86,722
Treasury stock, at cost (2,904,941 shares at March 31, 2000 and 2,676,561 shares
at December 31, 1999)                                                                               (47,996)        (45,036)
Unearned employee stock ownership plan (ESOP) shares                                                 (4,488)         (4,488)
Unearned recognition and retention plan (RRP) shares                                                 (1,079)         (1,317)
Accumulated other comprehensive income (loss)                                                       (14,011)        (14,332)
Retained earnings                                                                                    63,513          62,933
---------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                           82,750          84,571

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $880,318        $882,980
===========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

GA Financial, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended March 31, 2000 and 1999

                                                                                             For the Three Months
                                                                                               Ended March 31,
                                                                                             2000            1999
                                                                                                 (Unaudited)
---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
Interest income:
Loans                                                                                         $ 6,688         $ 6,219
Mortgage-related securities                                                                     5,314           4,519
Investment securities                                                                           2,488           2,405
Bank deposits                                                                                     100             200
---------------------------------------------------------------------------------------------------------------------
Total interest income                                                                         $14,590         $13,343
---------------------------------------------------------------------------------------------------------------------
Interest expense:
Savings deposits                                                                                4,827           4,435
Borrowed funds                                                                                  4,026           3,385
Other                                                                                               9               9
---------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                          8,862           7,829
---------------------------------------------------------------------------------------------------------------------
Net interest income before provision for losses on loans                                      $ 5,728         $ 5,514
Provision for losses on loans                                                                     180              60
---------------------------------------------------------------------------------------------------------------------
Net interest income after provision for losses on loans                                       $ 5,548         $ 5,454
---------------------------------------------------------------------------------------------------------------------
Non-interest income:
Service fees                                                                                      663             427
Net gain on sales of securities                                                                   106              64
Net gain on sales of education loans                                                               20               0
Data processing service fees                                                                       16             193
Other                                                                                             211             135
---------------------------------------------------------------------------------------------------------------------
Total non-interest income                                                                       1,016             819
---------------------------------------------------------------------------------------------------------------------
Non-interest expense:
Compensation and employee benefits                                                              2,464           2,223
Occupancy and equipment                                                                           602             657
Deposit insurance premiums                                                                         26              71
Other                                                                                           1,344           1,090
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                                                      4,436           4,041
---------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                                      $ 2,128         $ 2,232
Provision for income taxes                                                                        510             550
---------------------------------------------------------------------------------------------------------------------
Net income                                                                                    $ 1,618         $ 1,682
=====================================================================================================================
Other comprehensive results:
Unrealized holding gains (losses) on available for sale securities, net of taxes                  402          (1,484)
Reclassification adjustment for net gains included in net income, net of taxes                    (81)            (48)
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                                 321          (1,532)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                          $ 1,939         $   150
=====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


Basic earnings per share                                                                      $   .29         $   .27
                                                                                              =======         =======

Diluted earnings per share                                                                    $   .29         $   .27
                                                                                              =======         =======

Dividends per share                                                                           $   .18         $   .16
                                                                                              =======         =======

Average shares outstanding - basic                                                          5,560,680       6,193,054
Average shares outstanding - diluted                                                        5,563,794       6,315,824


GA Financial, Inc.
Consolidated Statements of Cash Flows
For the Three months Ended March 31, 2000 and 1999

                                                                                         For the Three months
                                                                                            Ended March 31,
                                                                                           2000              1999
                                                                                              (unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                                         (Dollars in Thousands)
Cash flows from operating activities:
Net income                                                                                $  1,618          $  1,682
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for losses on loans                                                                  180                60
Depreciation on office, property and equipment                                                  87               173
Amortization (accretion) of net deferred loan fees                                              45              (148)
Allocation of RRP shares                                                                        98               207
Net unrealized gain on sales of securities                                                    (106)              (64)
Net increase in trading securities                                                            (732)                -
Net realized gain on sale of student loans                                                     (20)                -
Net realized loss on sale of REO                                                                33                10
Increase in accrued interest receivable                                                       (202)             (207)
Increase in prepaid expenses and other assets                                                 (236)             (544)
Increase in accrued interest payable                                                         1,481             1,606
Other                                                                                           56               152
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    2,302          $  2,927
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of available for sale securities                                          5,193            10,236
Repayments and maturities of available for sale securities                                   6,906            28,289
Purchases of available for sale securities                                                    (964)          (74,396)
Purchase of Held To Maturity securities                                                     (3,857)                -
Proceeds from sale of student loans                                                          1,557                 -
Net (increase) decrease in short term investments                                            2,994              (412)
Purchases of loans                                                                         (10,889)          (24,518)
Net decrease in loans                                                                          817            15,452
Purchases of office, property and equipment, net                                              (153)             (197)
Purchases of Federal Home Loan Bank stock                                                        -            (2,381)
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                        1,604           (47,927)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net increase in demand and savings deposits                                                 23,544             2,295
Net (decrease) in certificates of deposit                                                  (14,630)           (4,044)
Net increase in advances from borrowers for taxes and insurance                                148               230
Net (decrease) increase in other liabilities                                                  (547)               87
Purchase of treasury stock                                                                  (2,820)           (2,950)
Net (decrease) increase in borrowed funds                                                  (11,142)           58,325
Cash dividends paid                                                                         (1,038)             (947)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   (6,485)           52,996
--------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                       ($2,579)         $  7,996
Cash and cash equivalents at beginning of period                                            26,632            23,487
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $ 24,053          $ 31,483
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

As of March 31, 2000, the most recent notification from the Office of Thrift Supervision (the "OTS") categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

                                                         Tier I              Tier I              Total
                                                        Leverage           Risk-Based          Risk-based
                                                        Capital             Capital             Capital
                                                 -----------------------------------------------------------
                                                                    (Dollars in Thousands)
March 31, 2000:
Equity capital (1)                                          $ 60,864            $ 60,864            $ 60,864
General valuation allowance (2)                                    -                   -               1,858
Plus unrealized losses on certain available
for sale securities                                           12,367              12,367              12,779
Less core deposit intangible                                    (679)               (679)               (679)
                                                 -----------------------------------------------------------
Total regulatory capital                                    $ 72,552            $ 72,552            $ 74,822
Minimum regulatory capital                                    35,061              13,065              26,130
                                                 -----------------------------------------------------------
Excess regulatory capital                                   $ 37,491            $ 59,487            $ 48,692
                                                 ===========================================================

Regulatory capital as a percentage                              8.28%              22.21%              22.91%
Minimum regulatory capital as a percentage                      4.00%               4.00%               8.00%
                                                 -----------------------------------------------------------
Excess regulatory capital as a percentage                       4.28%              18.21%              14.91%
                                                 ===========================================================

Well capitalized requirement under
prompt corrective action provisions                             5.00%               6.00%              10.00%
                                                 ===========================================================


Adjusted assets as reported to the OTS                      $876,538            $326,625            $326,625


                                                           Tier I              Tier I              Total
                                                          Leverage           Risk-Based          Risk-based
                                                          Capital             Capital             Capital
                                                 -----------------------------------------------------------
                                                                    (Dollars in Thousands)
December 31, 1999:
Equity capital (1)                                          $ 58,871            $ 58,871            $ 58,871
General valuation allowance (2)                                    -                   -               1,731
Less unrealized gains on certain available
for sale securities                                           13,018              13,018              13,456
Less core deposit intangible                                    (725)               (725)               (725)
                                                 -----------------------------------------------------------
Total regulatory capital                                    $ 71,164            $ 71,164            $ 73,333
Minimum regulatory capital                                    35,089              12,687              25,374
                                                 -----------------------------------------------------------
Excess regulatory capital                                   $ 36,075            $ 58,477            $ 47,959
                                                 ===========================================================

Regulatory capital as a percentage                              8.11%              22.44%              23.12%
Minimum regulatory capital as a percentage                      4.00%               4.00%               8.00%
                                                 -----------------------------------------------------------
Excess regulatory capital as a percentage                       4.11%              18.44%              15.12%
                                                 ===========================================================

Well capitalized requirement under
 prompt corrective action provisions                            5.00%               6.00%              10.00%
                                                 ===========================================================



Adjusted assets as reported to the OTS                      $877,230            $317,174            $317,174

(1)  Represents equity capital of the Association as reported to the OTS.
(2)  Limited to 1.25% of risk-weighted assets.

3. Changes in Accounting Principles

SFAS No. 133; "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," requires that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The provisions of this statement, as amended, will be adopted by the Company for its quarterly and annual reporting beginning January 1, 2001. The impact of adopting the provisions of this statement on the Company's financial position, results of operations and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of the derivative instruments in use by management at that time.

During March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44; "Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25". This Interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) for only certain issues. The issues addressed by this Interpretation were resolved within the framework of the intrinsic value method prescribed by APB 25, and do not amend APB 25. Among the issues this Interpretation clarifies are (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation cover events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not determined the impact of the adoption of the Interpretation at this time.

4.    Earnings per Share:


                                                         For the Three Months Ended
                                                     March 31, 2000      March 31, 1999
                                               ----------------------------------------
                                            (Dollars in Thousands, except per share amounts)
Basic:
  Net income                                             $    1,618          $    1,682
  Average common shares - outstanding basic               5,560,680           6,193,054
  Basic earnings per share                               $      .29          $      .27

Diluted:
  Net income                                             $    1,618          $    1,682
  Average common shares - outstanding basic               5,560,680           6,193,054

  Effect of dilutive securities:
     Shares issuable upon exercise of
     outstanding stock options and stock awards               3,114             127,770
  Average common shares outstanding - diluted             5,563,794           6,315,824

Diluted earnings per share                               $      .29          $      .27
                                                  =====================================

5. Changes in Shareholders' Equity:

The consolidated statement of shareholders' equity for the three month period ending March 31, 2000 is as follows:

                                                                                     Accumulated
                                                                                       Other
                                   Additional             Unearned    Unearned      Comprehensive                      Total
(Dollars in Thousands)    Common    Paid in     Treasury    ESOP        RRP         Income (Loss),    Retained      Shareholders'
                          Stock     Capital      Stock     Shares      Shares            Net          Earnings        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/99        $89      $86,722    $(45,036)  $(4,488)    $(1,317)           $(14,332)     $62,933          $84,571

Net income                   -            -           -         -           -                   -        1,618            1,618
Other comprehensive          -            -           -         -           -                 321            -              321
income (loss), net
of tax
Treasury stock
purchased                    -            -      (2,820)        -           -                   -            -           (2,820)
Cash dividends               -            -           -         -           -                   -       (1,038)          (1,038)
  (.18 per share)
Shares allocated to          -            -           -         -           -                   -            -                -
ESOP
Shares allocated  to         -            -        (140)        -         238                   -            -               98
 stock based
 compensation
                         ----------------------------------------------------------------------------------------------------------

Balance at 03/31/00        $89      $86,722    $(47,996)  $(4,488)    $(1,079)           $(14,011)     $63,513          $82,750
                        -----------------------------------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
          of Operations
          -------------

General
-------

The Company's and the Association's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company and the Association are referred hereinto collectively as the "Company". The Company also generates non-interest income such as service fees, trading accounts profits, data-processing fees from its data-processing division, and other income such as the increase in surrender values in Bank owned Life Insurance. The Company previously announced that it will no longer continue to provide data processing services for other companies. The information services department will concentrate on providing data processing services to the Company only. The Company's operating expenses consist primarily of employee compensation, occupancy expenses, federal deposit insurance premiums, data processing expenses, and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Comparison of Financial Condition as of March 31, 2000 and December 31, 1999
----------------------------------------------------------------------------

The Company's total assets decreased $2.7 million or 0.3% to $880.3 million as of March 31, 2000.

Cash decreased $2.6 million or 9.7% to $24.1 million as of March 31, 2000. These funds were primarily used to originate mortgage loans and purchase investment securities.

Investment securities classified as available for sale decreased $1.7 million or 1.1% to $149.3 million as of March 31, 2000 due to maturities and sales.

Mortgage-related securities classified as available for sale decreased $11.7 million or 3.8% to $295.0 million as of March 31, 2000.

As of March 31, 2000, the Company had $3.9 million in "Held to Maturity" investment securities and $732,000 in "Held for Trading" securities. There were no securities in either classification for December 31, 1999. All of the "Held for Trading" securities are equity securities and have trading account profits of $84,000 as of March 31, 2000.

The following table presents details of the Company's investment securities and mortgage-related securities as of
March 31, 2000 (Dollars in Thousands):

                                                                       Gross                Gross
                                                 Amortized           Unrealized          Unrealized
Available for sale securities:                      Cost               Gains               Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed certificates                      $237,891              $  161            $(10,279)            $227,773
Collateralized mortgage obligations                 71,443                  24              (4,255)              67,212
Marketable equity securities                        40,082               1,838              (2,688)              39,232
US government agency debt                           40,235                   -              (2,623)              37,612
Corporate obligations                               12,102                   -                (649)              11,453
Municipal obligations                               64,644                   3              (3,652)              60,995
----------------------------------------------------------------------------------------------------------------------------
   Total                                          $466,397              $2,026            $(24,146)            $444,277
============================================================================================================================

The following table presents details of the Company's investment securities and mortgage-related securities as of December 31, 1999 (Dollars in Thousands):

                                                                       Gross                Gross
                                                 Amortized           Unrealized          Unrealized
Available for sale securities:                      Cost               Gains               Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed certificates                      $248,193              $  323            $(10,525)            $237,991
Collateralized mortgage obligations                 72,581                  14              (3,862)              68,733
Marketable equity securities                        42,839               1,850              (2,237)              42,452
US government agency debt                           40,070                   -              (2,922)              37,148
Corporate obligations                               12,109                   -                (633)              11,476
Municipal obligations                               64,640                   1              (4,757)              59,884
----------------------------------------------------------------------------------------------------------------------------
   Total                                          $480,432              $2,188            $(24,936)            $457,684
============================================================================================================================

Loans receivable increased $6.9 million or 2.1% to $341.2 million as of March 31, 2000, primarily due to the Company's origination of mortgage and consumer loans.

As of March 31, 2000, education loans held for sale increased $1.4 million or 7.3% to $20.6 million due to originations of such loans. The Company will sell education loans when the loan begins repayment status.

The following table presents details of the Company's loan portfolio (Dollars in Thousands):

                                                   As of March 31,     As of  December 31,
                                                         2000                 1999
                                                -------------------------------------------
Mortgages:
   One to four family residential                      $260,561                  $256,172
   Multi-family residential                               4,389                     4,405
   Commercial                                            17,536                    17,592
   Construction and development                           5,299                     3,658
Consumer loans:
   Home equity                                           52,771                    52,819
   Education loans held for sale                         20,557                    19,158
Other:
   Loans on savings accounts                              1,603                     1,725
   Unsecured personal loans and other                     4,178                     3,317
-----------------------------------------------------------------------------------------------
      Total                                            $366,894                  $358,846

Less:
   Undisbursed mortgage loans                            (3,000)                   (2,905)
   Deferred loan fees                                      (254)                     (701)
   Allowance for losses                                  (1,858)                   (1,731)
-----------------------------------------------------------------------------------------------
      Net loans                                        $361,782                  $353,509
===============================================================================================

Accrued interest receivable increased $202,000 or 3.3% to $6.3 million as of March 31, 2000.

FHLB stock remained the same for both periods. The Company is required to own FHLB stock based upon levels of borrowings. As the use of FHLB advances increases, the amount of required stock ownership also increases.

Foreclosed assets are substantially the same for both periods. The Company is in the process of selling all foreclosed assets.

Prepaid expenses and other assets increased $191,000 or 1.1% to $17.8 million as of March 31, 2000.

Total deposits increased $8.9 million or 1.8% to $504.0 million as of March 31, 2000.

Borrowed funds decreased $11.1 million or 3.7% to $286.0 million as of March 31, 2000. This is a result of management reducing the FHLB borrowings to targeted levels. Management continues to utilize FHLB borrowings to fund asset growth, particularly investments in mortgage-related and investment securities. FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. The Company is utilizing both short and long term borrowings to fund asset growth. The Company continually monitors the interest rate sensitivity of this strategy with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Interest rate risk is considered to be the Company's most significant market risk that could materially impact the Company's financial position or results of operations.

Accrued interest payable increased $1.5 million or 57.6% to 4.1 million as of March 31, 2000. This was a result of the timing of accrued interest payable being credited to deposit accounts and borrowings.

Other liabilities decreased $213,000 or 10.2% to $1.9 million as of March 31, 2000. The change is primarily the result of the tax payments of accrued income taxes.

Total shareholders' equity decreased $1.8 million or 2.2% to $82.8 million as of March 31, 2000. This was primarily due to the purchase of $2.8 million of treasury stock, payment of $1.0 million in cash dividends offset by $1.6 million in net income, $98,000 in stock based compensation, and a $321,000 increase in accumulated other comprehensive income (loss).

Comparison of the Consolidated Results of Operation for the Period of Three
---------------------------------------------------------------------------
Months Ended March 31, 2000 and 1999
------------------------------------

Net Income. Net income was $1.6 million for the three month period ended March 31, 2000, a decrease of $64,000 or 3.8% for the same period in 1999.

Interest Income. Interest income totaled $14.6 million for the three month period ended March 31, 2000, an increase of $1.2 million or 9.3% compared to the $13.4 million recorded for the three month period ended March 31, 1999. The increase was primarily attributable to an increase in the average balances of interest earning assets. The average balances of interest-earning assets for the three month period ended March 31, 2000 increased to $833.8 million, an increase of $30.7 million or 3.8%, compared to the average balance of interest-earning assets of $803.1 million for the same period in 1999. Weighted average yield on interest-earning assets for the three month period ended March 31, 2000 was 7.21% compared to 6.85% for the comparable period in 1999. Interest on loans receivable increased $469,000. The average balance of loans increased $20.8 million while the average yield increased from 7.37% to 7.47%. Interest on mortgage related securities increased $795,000 or 17.6% to $5.3 million at March 31, 2000. Average balances on mortgage-related securities increased $7.8 million or 2.8% to $289.5 million while the yield increased from 6.42% to 7.34%. This is due to higher yields on new purchases. Interest on investment securities increased $83,000 or 3.5% for the period due to purchases. Interest on bank deposits decreased $100,000 due to lower balances.

Interest Expense. Total interest expense for the three month period ended March 31, 2000 was $8.9 million, an increase of $1.0 million or 13.2% compared to $7.8 million for the same period in 1999. Average balances of interest-bearing liabilities for the three month period ended March 31, 2000 increased $64.9 million compared to the period of three months ended March 31, 1999. Average interest-bearing deposits increased $19.5 million or 4.3% to $470.3 million. Management currently believes it is efficient to fund asset growth through FHLB borrowings. Management believes that FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

Net Interest Income. Net interest income before provision for loan losses for the three month period ended March 31, 2000 was $5.7 million, an increase of $214,000 or 3.9% , compared to $5.5 million recorded for the same period in 1999.

Provision for Loan Losses. The provision for loan losses during the period of three months ended March 31, 2000 was $180,000 compared to $60,000 for the three month period ending March 31, 1999. The allowance for loan losses to gross loans receivable and total non-performing assets was 0.51% and 155%, respectively, as of March 31, 2000 as compared to 0.46% and 76%, respectively as of March 31, 1999. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income. Non-interest income consists of service fees, gains and losses on the sale of loans and securities, fees from data processing services sold and other miscellaneous items. For the three month period ended March 31, 2000 non-interest income was $1.0 million, compared to $819,000 recorded for the same period in 1999. The increase is primarily due to increases of $42,000 in net gain on sales of investment securities, an increase in trading account profits of $84,000, an increase of $236,000 on service fees on products, partially offset by a reduction in data processing fees of $177,000. The Company previously announced that it will no longer continue to provide data processing services for other companies. The information services department will concentrate on providing data processing services to the Company only.

Non-interest Expense. Total non-interest expense was $4.4 million for the three month period ending March 31, 2000 and $4.0 million for the same period in 1999. The increase of $395,000 was primarily due to a $180,000 termination expense from the closing of a former in-store branch.

Income Tax Expense. Income tax expense of $510,000 for the three months ended March 31, 2000 resulted in an effective tax rate of 24.0%. The income tax expense recorded for the period of three months ended March 31, 1999 of $550,000 is an effective tax rate of 24.6%.

Average Balance Sheets and Analysis of Net Interest Income
----------------------------------------------------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following table presents certain information relating to the Company's average consolidated statements of financial condition and consolidated statements of income for the three month period ended March 31, 2000 and 1999. The yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from daily average balances. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees and expenses which are considered adjustments to yield.

The following table presents average balances, yields on interest-earning assets and average balances and costs of interest-bearing liabilities at March 31, 2000 and March 31, 1999 (Dollars in Thousands).

                                                Three Months Ended March 31, 2000     Three Months Ended March 31, 1999

                                                 Average                               Average
                                                 Balance   Interest    Yield/Cost      Balance   Interest    Yield/Cost
                                              -------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits and
    short-term investments                       $  9,596    $   100         4.17%     $ 15,073    $   200         5.31%
  Investment securities, net (1) (2)              161,127      2,672         6.63%      156,221      2,628         6.73%
  Loans receivable, net (1) (3)                   358,089      6,688         7.47%      337,306      6,219         7.37%
  Mortgage-related securities, net (1)            289,490      5,314         7.34%      281,683      4,519         6.42%
  FHLB stock                                       15,458        259         6.70%       12,778        196         6.14%
                                              -------------------------------------------------------------------------
      Total interest-earning assets               833,760    $15,033         7.21%      803,061    $13,762         6.85%
Non-interest earning assets                        42,235                                39,227
                                              -----------                              --------
         Total assets                            $875,995                              $842,288
                                              ===========                              ========

Liabilities and equity:
Interest-bearing liabilities:
  Money market savings accounts                   $48,193       $674         5.59%      $14,160       $104         2.94%
  Passbook accounts                               144,974        864         2.38%      160,189        952         2.38%
  NOW accounts                                     37,240        149         1.60%       33,546        150         1.79%
  Certificate accounts                            239,918      3,140         5.24%      242,975      3,229         5.32%
                                              -------------------------------------------------------------------------
         Total                                    470,325      4,827        4.11%       450,870    $ 4,435         3.93%
  Borrowed Funds                                  290,882      4,026        5.54%       245,377      3,385         5.52%
  Other                                             1,642          9        2.19%         1,694          9         2.13%
                                              -------------------------------------------------------------------------
      Total interest-bearing liabilities         $762,849     $8,862        4.65%      $697,941     $7,829         4.49%
Non-interest bearing liabilities                   33,067                                39,197
Shareholders' equity                               80,079                               105,150
                                               ----------                             ---------
Total liabilities and shareholders' equity       $875,995                              $842,288
                                               ==========                             =========

Net interest rate spread (4)                                  $6,171        2.56%                   $5,933         2.36%
Net interest margin (5)                                                     2.96%                                  2.96%
Ratio of interest-earning assets to
   interest-bearing liabilities                                           109.30%                                115.06%




(1) Includes related assets available for sale and unamortized discounts and premiums.
(2) Includes municipal obligations and interest and yield stated is fully taxable equivalent.
(3) Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.
(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5) Net interest margin represents net interest income on a fully taxable equivalent basis divided by average interest earning assets.

Allowance for Loan Losses
-------------------------

The following table sets forth the changes in the allowance for loan losses for the three month period ended March 31, 2000 (dollars in thousands):

                  Balance, December 31, 1999         $1,731
                  Provision for loan losses             180
                  Net charge-offs                       (53)
                                                  ---------
                  Balance, March 31, 2000            $1,858
                                                  =========
Non-Performing Assets
---------------------

The following table presents information regarding the Association's non-performing assets as of the dates indicated:



                                                              March 31,     March 31,
                                                                 2000          1999
                                                             ------------- -------------
                                                               (Dollars in Thousands)
Non-performing loans:
   Non-accrual loans                                               $  848      $1,324
   Accruing loans which are contractually
      past due 90 days or more                                          -           -
   Restructured loans                                                   -           -
------------------------------------------------------------------------------------------
      Total non-performing loans                                   $  848      $1,324
   Real estate owned                                                  348         798
------------------------------------------------------------------------------------------
         Total non-performing assets                               $1,196      $2,122
==========================================================================================
   Non-performing assets as a % of gross loans receivable            .33%         .61%
   Non-performing assets to total assets                             .14%         .24%
   Allowance for loan loss as a % of gross loans receivable          .51%         .46%
   Allowance for loan loss to non-performing assets                  155%          76%




Liquidity and Capital Resources

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

The Association is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the OTS regulations. The minimum required liquidity is currently 4%. The Association's liquidity for the month of March 31, 2000 was 35.08% . The high level of liquidity was due to management's maintenance of higher than required levels of liquidity in order to better manage interest rate risk by investing in investments that are eligible to be included in liquidity calculations.

As of March 31, 2000, the Association had commitments to originate loans of $12.5 million and purchase loans of $10.7 million. The Association anticipates that it will have sufficient funds available to meet these commitments.

As of March 31, 2000, the Association's equity capital exceeded each of the OTS capital requirements. OTS requires Tier I capital to adjusted assets of 4.00% and the Association had 8.28%. Tier I capital to risk-based assets requirement is 4.00% and the Association had 22.21%. The total capital to risk-based assets requirement is 8.00% and the Association had 22.91%.

Year 2000 Compliance

In 1996, the Company's data processing division began to address the risks associated with the coming millennium. The Company completed the preparations related to this event in 1999. These preparations involved examining all computer hardware and software as well as third-party systems and equipment to identify and remediate date recognition problems. In addition, the Company developed contingency plans to address potential risks in the event of Year 2000 failures. To date, the Company has experienced no known disruptions as a result of the Year 2000 date change.

Although considered unlikely, unanticipated problems could still occur, including problems associated with non-compliant third-parties and disruptions to the economy in general, despite efforts to date to remediate affected systems and develop contingency plans. Management will continue to monitor all business processes throughout 2000 to address any issues and ensure all processes continue to function properly.

Through 1999, the Year 2000 project totaled approximately $250,000 in costs primarily related to internal and external personnel who worked on the project. No additional material costs are estimated to be incurred in future periods related to this event.

Private Securities Litigation Reform Act Safe Harbor Statement. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's 1999 Form 10-K filing.

The Company does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions which may be made to forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.



Other Developments
------------------

The Board of Directors declared a dividend of $.18 per share to stockholders of record on May 12, 2000, payable on May 23, 2000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

Management is responsible for monitoring and limiting the Company's exposure to interest rate risk within established guidelines while maximizing net interest income. The Company will continue to monitor the Company's interest rate sensitivity with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Further discussion on market risk is in the Company's December 31, 1999 SEC Form 10-K filing.

PART II - OTHER INFORMATION



Item 1.           Legal Proceedings
------            -----------------
                           The Company is not involved in any pending legal proceedings other that routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition, results of operations or cash flows.


Item 2.           Changes in Securities and Use of Proceeds
-------           -----------------------------------------
                           None

Item 3.           Defaults upon Senior Securities
-------           -------------------------------
                           None

Item 4.           Submission of Matters to a Vote of Security Holders
------            ---------------------------------------------------
                           None

Item 5.           Other Information
-------           -----------------
                           The Board of Directors declared a dividend of $.18 per share to stockholders of record on May 12, 2000, payable on May 23, 2000.

Item 6.           Exhibits and Reports on Form 8-K
------            --------------------------------
                  Exhibit 11- Computation of Earnings per Share. This is incorporated by reference to footnote number 4 of the financial statements on page number 6.
                  Exhibit 27 - Financial Data Schedule

                      GA FINANCIAL, INC. AND SUBSIDIARIES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   GA FINANCIAL INC.
                                        --------------------------------------
                                                     (Registrant)


Date    May 10, 2000                              By    /s/ John M. Kish
      ------------------------                       -------------------------
                                                            John M. Kish
                              Chairman of the Board and Chief Executive Officer
                                         (Principal Executive Officer)




Date      May 10, 2000                            By    /s/ Raymond G. Suchta
      ------------------------                       --------------------------
                                                            Raymond G. Suchta
                                      Chief Financial Officer and Treasurer
                                   (Principal Accounting and Financial Officer)