Form 10-Q
period 2000-06-30
GA FINANCIAL INC/PA
filed 2000-08-14
CIK 1005313

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended June 30, 2000


                                      or


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  ----------------------

                        Commission File Number 1-14154
                                               -------


                              GA FINANCIAL, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



DELAWARE                                                                                  25-1780835
----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

4750 CLAIRTON BOULEVARD, PITTSBURGH, PENNSYLVANIA                                              15236
----------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                   (Zip Code)


                                 (412) 882-9946
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,803,149 shares of common stock, par value $.01 per share, were outstanding as of July 17, 2000.

                              GA FINANCIAL, INC.

                                   FORM 10-Q

                                 June 30, 2000



                                     INDEX


                                                                                            Page
                                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                Consolidated Statements of Financial Condition -
                June 30, 2000 and December 31, 1999......................................     1

                Consolidated Statements of Income and Comprehensive Income -
                For the Three and Six Months Ended June 30, 2000 and 1999................     2

                Consolidated Statements of Cash Flows - For the Six
                Months Ended June 30, 2000 and 1999......................................     3

                Notes to Consolidated Financial Statements (unaudited)...................   4-7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................................  8-16

Item 3.     Quantitative and Qualitative Disclosures about Market Risk...................    16

PART II.    OTHER INFORMATION............................................................    17

SIGNATURES       ........................................................................    18


Part I. Financial Information   Item 1.  Financial Statements
--------------------------------------------------------
GA Financial, Inc.
Consolidated Statements of Financial Condition
As of June 30, 2000  and December 31, 1999

                                                                                             June 30, 2000   December 31,
                                                                                              (Unaudited)        1999
-------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                          (Dollars in Thousands)
Cash (including interest-bearing demand deposits of $11,766
in 2000 and $12,457 in 1999)                                                                      $ 19,573       $ 26,632
Held for trading investment securities, at fair value                                                1,093              -
Available for sale securities, at fair value:
   Investment securities                                                                           142,271        150,960
   Mortgage-related securities                                                                     287,862        306,724
Held to maturity investment securities, at cost                                                      3,865              -
Loans receivable, net of allowance for loan losses of 2,029 and 1,731.                             345,584        334,351
Education loans held for sale                                                                       20,669         19,158
Accrued interest receivable                                                                          6,546          6,094
Federal Home Loan Bank stock                                                                        15,458         15,458
Office, property and equipment, net                                                                  6,325          5,670
Foreclosed assets                                                                                      218            345
Securities sold, not settled                                                                         1,656              -
Prepaid expenses and other assets                                                                   17,952         17,588
-------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                            $869,072       $882,980
=========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing demand deposits                                                               $ 31,118       $ 29,418
Savings accounts                                                                                   471,497        465,706
Borrowed funds                                                                                     275,977        297,160
Advances from borrowers for taxes and insurance                                                      2,281          1,444
Accrued interest payable                                                                             4,757          2,569
Securities purchased, not settled                                                                        -             29
Other liabilities                                                                                    1,518          2,083
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                 $787,148       $798,409

Shareholders' Equity:
Preferred stock, (.01 par value); 1,000,000 shares authorized; 0 shares issued                           -              -
Common stock, (.01 par value); 23,000,000 shares authorized; 8,900,000 shares issued                    89             89
Additional paid in capital                                                                          86,722         86,722
Treasury stock, at cost (3,096,901 shares at June 30, 2000 and 2,676,561 shares
at December 31, 1999)                                                                              (50,271)       (45,036)
Unearned employee stock ownership plan (ESOP) shares                                                (4,488)        (4,488)
Unearned recognition and retention plan (RRP) shares                                                  (836)        (1,317)
Accumulated other comprehensive loss                                                               (13,739)       (14,332)
Retained earnings                                                                                   64,447         62,933
-------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                        $ 81,924       $ 84,571

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $869,072       $882,980
=========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

GA Financial, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Three and Six Months Ended June 30, 2000 and 1999

                                                                                     For the Three Months      For the Six  Months
                                                                                        Ended June 30,            Ended June 30,
                                                                                       2000         1999         2000        1999
                                                                                         (Unaudited)                (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Dollars in Thousands, except per share data)
Interest income:
  Loans                                                                               $ 6,982      $ 6,251      $13,670     $12,470
  Mortgage-related securities                                                           5,135        5,204       10,449       9,723
  Investment securities                                                                 2,557        2,526        5,045       4,931
  Bank deposits                                                                           106          131          206         331
-----------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                                 $14,780      $14,112      $29,370     $27,455
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Savings accounts                                                                      4,894        4,415        9,721       8,850
  Borrowed funds                                                                        3,929        3,828        7,955       7,213
  Other                                                                                     8            8           17          17
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                                8,831        8,251       17,693      16,080
-----------------------------------------------------------------------------------------------------------------------------------
  Net interest income before provision for losses on loans                            $ 5,949      $ 5,861      $11,677     $11,375
Provision for losses on loans                                                             180           90          360         150
-----------------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for losses on loans                             $ 5,769      $ 5,771      $11,317     $11,225
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest income:
  Service fees                                                                            686          474        1,349         901
  Net gain on sales of securities                                                          21           47          127         131
  Gain on sales of education loans                                                          4           17           24          17
  Trading (losses) gains                                                                  (21)           -           63           -
  Data processing service fees                                                             10          181           26         374
  Other                                                                                   106          105          233         220
-----------------------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                               806          824        1,822       1,643
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest expense:
  Compensation and employee benefits                                                    2,178        2,204        4,642       4,427
  Occupancy and equipment                                                                 631          601        1,233       1,258
  Deposit insurance premiums                                                               25           70           51         141
  Other                                                                                 1,249        1,150        2,593       2,240
-----------------------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                            4,083        4,025        8,519       8,066
-----------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                              $ 2,492      $ 2,570      $ 4,620     $ 4,802
Provision for income taxes                                                                610          620        1,120       1,170
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                            $ 1,882      $ 1,950      $ 3,500     $ 3,632
===================================================================================================================================


Other comprehensive income (loss), net of taxes:
  Unrealized holding gains (losses) on available for sale securities, net of
  taxes                                                                               $   330      $(7,171)     $   732     $(8,640)

  Reclassification adjustment for net (gains) included in net income                      (58)         (36)        (139)        (99)
-----------------------------------------------------------------------------------------------------------------------------------
  Other comprehensive income (loss)                                                       272       (7,207)         593      (8,739)
-----------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income (loss)                                                         $ 2,154      $(5,257)     $ 4,093     $(5,107)
===================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


Basic earnings per share                $      .35  $      .33  $      .64  $      .60
                                        ==========  ==========  ==========  ==========

Diluted earnings per share              $      .35  $      .33  $      .64  $      .59
                                        ==========  ==========  ==========  ==========

Dividends per share                     $      .18  $      .16  $      .36  $      .32
                                        ==========  ==========  ==========  ==========

Average shares outstanding - basic       5,322,941   5,835,968   5,441,810   6,015,016
Average shares outstanding - diluted     5,330,652   5,946,260   5,450,653   6,133,881


GA Financial, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2000 and 1999

                                                                                          For the Six Months Ended
                                                                                                   June 30,
                                                                                            2000              1999
                                                                                                 (unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                                         (Dollars in Thousands)
Cash flows from operating activities:
Net income                                                                               $   3,500         $   3,632
Adjustments to reconcile net income to net cash provided by
operating activities:
  Provision for losses                                                                         360               150
  Depreciation on office, property and equipment                                               266               354
  (Accretion) of net deferred loan fees                                                        (57)             (203)
  Allocation of RRP shares                                                                     481               450
  Net realized gain on sales of securities                                                    (127)             (131)
  Net gain in trading securities                                                               (63)                -
  Proceeds from sale of held for trading securities                                          1,143                 -
  Purchase of held for trading securities                                                   (2,173)                -
  Net realized gain on sale of student loans                                                   (24)              (17)
  Net realized loss on sale of REO                                                              47                 -
  Net (premium amortization) discount accretion on securities                                 (374)              167
  Increase in accrued interest receivable                                                     (452)             (394)
  Increase in prepaid expenses and other assets                                               (919)             (364)
  Increase in accrued interest payable                                                       2,188             2,992
  Net decrease in other liabilities                                                           (594)             (167)
  Amortization of intangibles                                                                   93                92
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                $   3,295         $   6,561
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of available for sale securities                                        9,265            10,277
  Repayments and maturities of available for sale securities                                17,644            54,147
  Purchases of available for sale securities                                                (3,187)         (126,186)
  Purchase of held to maturity securities                                                   (3,865)                -
  Proceeds from sale of student loans                                                        1,826             1,486
  Net decrease in loans                                                                      2,246            25,898
  Net purchases of loans                                                                   (17,290)          (33,024)
  Proceeds from sale on REO                                                                    272                 -
  Purchases of office, property and equipment, net                                            (921)             (311)
  Securities sold, not settled                                                              (1,656)                -
  Net decrease (increase) in short term investments                                          5,388            (1,504)
  Purchases of Federal Home Loan Bank stock                                                      -            (3,045)
--------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                                    $   9,722         $ (72,262)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in demand and savings deposits                                               25,838             4,043
  Net decrease in certificates of deposit                                                  (18,347)           (4,375)
  Net increase in advances from borrowers for taxes and insurance                              837               483
  Purchase of treasury stock                                                                (4,971)          (11,410)
  Payments from borrowed funds                                                            (375,778)         (225,285)
  Proceeds on borrowed funds                                                               354,595           294,900
  Dividends paid                                                                            (2,019)           (1,960)
  Other stock transactions                                                                    (231)              (72)
--------------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities                                      (20,076)           56,324
--------------------------------------------------------------------------------------------------------------------
  Net decrease in cash and cash equivalents                                              $  (7,059)        $  (9,377)
Cash and cash equivalents at beginning of period                                            26,632            23,487
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $  19,573         $  14,110
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

In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. For comparative purposes, reclassifications have been made to certain amounts previously reported to conform with the current period presentation in the consolidated financial statements. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K. Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Association. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Association.

2. Capital Requirements and Regulatory Restrictions

As a savings and loan holding company, the Company is not required to maintain any minimum level of capital; however, the Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total risk-based, Tier I risk-based, and Tier I leverage capital. It is management's opinion that the Association meets all capital adequacy requirements to which it is subject.

As of June 30, 2000, the most recent notification from the Office of Thrift Supervision (the "OTS") categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

                                                             Tier I              Tier I              Total
                                                            Leverage           Risk-Based          Risk-Based
                                                            Capital             Capital             Capital
                                                         ----------------------------------------------------
                                                                      (Dollars in Thousands)
June 30, 2000:
Equity capital (1)                                         $ 62,820            $ 62,820            $ 62,820
General valuation allowance (2)                                   -                   -               2,029
Plus unrealized losses on certain available
for sale securities                                          12,119              12,119              12,355
Less core deposit intangible                                   (633)               (633)               (633)
                                                         ---------------------------------------------------
Total regulatory capital                                   $ 74,306            $ 74,306            $ 76,571
Minimum regulatory capital                                   34,723              13,289              26,578
                                                         ---------------------------------------------------
Excess regulatory capital                                  $ 39,583            $ 61,017            $ 49,993
                                                         ==================================================
Regulatory capital as a percentage                             8.56%              22.37%              23.05%
Minimum regulatory capital as a percentage                     4.00%               4.00%               8.00%
                                                         ---------------------------------------------------
Excess regulatory capital as a percentage                      4.56%              18.37%              15.05%
                                                         ===================================================

Well capitalized requirement under
prompt corrective action provisions                            5.00%               6.00%              10.00%
                                                 ===========================================================

Adjusted assets as reported to the OTS                     $868,071            $332,220            $332,220


                                                            Tier I              Tier I              Total
                                                           Leverage           Risk-Based          Risk-based
                                                            Capital             Capital             Capital
                                                 -----------------------------------------------------------
                                                                    (Dollars in Thousands)
December 31, 1999:
Equity capital (1)                                          $ 58,871            $ 58,871            $ 58,871
General valuation allowance (2)                                    -                   -               1,731
Less unrealized gains on certain available
for sale securities                                           13,018              13,018              13,456
Less core deposit intangible                                    (725)               (725)               (725)
                                                 -----------------------------------------------------------
Total regulatory capital                                    $ 71,164            $ 71,164            $ 73,333
Minimum regulatory capital                                    35,089              12,687              25,374
                                                 -----------------------------------------------------------
Excess regulatory capital                                   $ 36,075            $ 58,477            $ 47,959
                                                 ===========================================================


Regulatory capital as a percentage                              8.11%              22.44%              23.12%
Minimum regulatory capital as a percentage                      4.00%               4.00%               8.00%
                                                 ===========================================================
Excess regulatory capital as a percentage                       4.11%              18.44%              15.12%
                                                 -----------------------------------------------------------

Well capitalized requirement under
prompt corrective action provisions                             5.00%               6.00%              10.00%
                                                 ===========================================================


Adjusted assets as reported to the OTS                      $877,230            $317,174            $317,174

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

The provisions of this statement, as amended, will be adopted by the Company for its quarterly and annual reporting beginning January 1, 2001. The impact of adopting the provisions of this statement on the Company's financial position, results of operations and cash flow subsequent to the effective date cannot be currently estimated and will depend on the financial position of the Company and the nature and purpose of the derivative instruments in use by management at that time.

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

This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation cover events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not determined the impact of the adoption of the Interpretation at this time.

4.    Earnings per Share


                                                       For the Three Months Ended               For the Six Months Ended
                                                   June 30, 2000       June 30, 1999       June 30, 2000       June 30, 1999
                                               --------------------------------------------------------------------------------
                                                               (Dollars in Thousands, except per share amounts)
Basic:
  Net income                                             $    1,882          $    1,950          $    3,500          $    3,632
  Average common shares - outstanding basic               5,322,941           5,835,968           5,441,810           6,015,016
  Basic earnings per share                               $      .35          $      .33          $      .64          $      .60

Diluted:
  Net income                                             $    1,882          $    1,950          $    3,500          $    3,632
  Average common shares - outstanding basic               5,322,941           5,835,968           5,441,810           6,015,016

  Effect of dilutive securities:
     Shares issuable upon exercise of
     outstanding stock options and stock awards               7,711             110,292               8,843             118,865
  Average common shares outstanding - diluted             5,330,652           5,946,260           5,450,653           6,133,881

Diluted earnings per share                               $      .35          $      .33          $      .64          $      .59
                                               ================================================================================

5. Changes in Shareholders' Equity:

The consolidated statement of shareholders' equity for the six month period ended June 30, 2000 is as follows:

                                                                                    Accumulated
                                                                                       Other
                                   Additional              Unearned   Unearned     Comprehensive                        Total
(Dollars in              Common     Paid in     Treasury     ESOP       RRP        Income (Loss),    Retained        Shareholders'
Thousands)                Stock     Capital       Stock     Shares     Shares        Net of tax      Earnings           Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/99        $89      $86,722     $(45,036)   $(4,488)  $(1,317)        $(14,332)       $62,933            $84,571

Net income                   -            -            -          -         -                -          3,500              3,500
Other comprehensive          -            -            -          -         -              593              -                593
income (loss), net
of tax
Treasury stock
purchased                    -            -       (4,971)         -         -                -              -             (4,971)
Cash dividends               -            -            -          -         -                -         (2,019)            (2,019)
(.36 per share)
Shares allocated to          -            -            -          -         -                -              -                  -
ESOP
Shares allocated  to         -            -         (264)         -       481                -              33                250
 stock based
 compensation

                       -----------------------------------------------------------------------------------------------------------
Balance at 6/30/00         $89      $86,722     $(50,271)   $(4,488)  $  (836)        $(13,739)        $64,447            $81,924
                       ===========================================================================================================

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

General
-------

The Company's and the Association's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Company and the Association are referred herein collectively as the "Company". The Company also generates non-interest income such as service fees, trading account profits, and other income such as the increase in surrender values in Bank Owned Life Insurance. The Company previously announced that it will no longer provide data processing services for other companies. The information services department will concentrate on providing data processing services to the Company only. The Company's operating expenses consist primarily of employee compensation, occupancy expenses, federal deposit insurance premiums, data processing expenses, and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Comparison of Financial Condition as of June 30, 2000 and December 31, 1999
---------------------------------------------------------------------------

Assets:

The Company's total assets decreased $13.9 million or 1.6% to $869.1 million as of June 30, 2000.

Cash decreased $7.1 million or 26.5% to $19.6 million as of June 30, 2000. These funds were primarily used to purchase and originate loans.

The Company has $3.9 million of investments held to maturity and $1.1 million of investments held for trading. The Company had no investments in either classification as of December 31, 1999. The held for trading securities of $1.1 million as of June 30, 2000 are all equity securities.

Investment securities classified as available for sale decreased $8.7 million or 5.8% to $142.3 million as of June 30, 2000 due to maturities and sales.

Mortgage-related securities classified as available for sale decreased $18.9 million or 6.1% to $287.9 million as of June 30, 2000 due to principal repayments and sales.

The following table presents details of the Company's investment securities and mortgage-related securities as of
June 30, 2000 (Dollars in Thousands):

                                                                       Gross                Gross
                                                 Amortized           Unrealized          Unrealized
Available for sale securities:                      Cost               Gains               Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed certificates                      $230,714              $  106            $ (8,971)            $221,849
Collateralized mortgage obligations                 70,568                  54              (4,609)              66,013
Marketable equity securities                        37,954               1,599              (2,869)              36,684
US government agency debt                           38,408                   -              (2,817)              35,591
Corporate obligations                               12,095                   -                (591)              11,504
Municipal obligations                               62,085                  36              (3,629)              58,492
----------------------------------------------------------------------------------------------------------------------------
   Total                                          $451,824              $1,795            $(23,486)            $430,133
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
============================================================================================================================

Loans receivable increased $11.2 million or 3.4% to $345.6 million as of June 30, 2000, primarily due to the Company's origination of mortgage and consumer loans.

The following table presents details of the Company's loan portfolio (Dollars in Thousands):

                                                             As of June 30,          As of  December 31,
                                                                  2000                     1999
                                                         ------------------------------------------------

Mortgages:
   One to four family residential                                $261,598                  $256,172
   Multi-family residential                                         4,663                     4,405
   Commercial                                                      19,760                    17,592
   Construction and development                                    16,444                     3,658
Consumer loans:
   Home equity                                                     55,107                    52,819
Other:
   Loans on savings accounts                                        1,542                     1,725
   Unsecured personal loans and other                               2,306                     3,317
---------------------------------------------------------------------------------------------------
      Total                                                      $361,420                  $339,688

Less:
   Undisbursed mortgage loans                                     (13,491)                   (2,905)
   Deferred loan fees                                                (316)                     (701)
   Allowance for losses                                            (2,029)                   (1,731)
---------------------------------------------------------------------------------------------------
      Net loans                                                  $345,584                  $334,351
===================================================================================================

As of June 30, 2000, education loans held for sale increased $1.5 million or 7.9% to $20.7 million due to originations. The Company's policy is to sell education loans when the loan begins repayment status.

Accrued interest receivable increased $452,000 or 7.4% to $6.5 million as of June 30, 2000.

FHLB stock remained the same for both periods. The Company is required to own FHLB stock based upon levels of borrowings.

Foreclosed assets decreased $127,000 or 36.8% to $218,000 as of June 30, 2000. The Company is in the process of selling all foreclosed assets.

Prepaid expenses and other assets increased $364,000 or 2.1% to $18.0 million as of June 30, 2000 primarily due to $356,000 increase in bank owned life insurance cash surrender values.

Securities sold, not settled of $1.7 million as of June 30, 2000 settled in July, 2000.

Liabilities:
------------

Total deposits increased $7.5 million or 1.5% to $502.6 million as of June 30, 2000.

Borrowed funds decreased $21.2 million or 7.1% to $276.0 million as of June 30, 2000. This is a result of management reducing the FHLB borrowings to targeted levels. Management continues to utilize FHLB borrowings to fund asset growth, particularly investments in mortgage-related and investment securities. FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. The Company is utilizing both short and long term borrowings to fund asset growth. The Company continually monitors the interest rate sensitivity of this strategy with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Interest rate risk is considered to be the Company's most significant market risk that could materially impact the Company's financial position or results of operations.

Accrued interest payable increased $2.2 million or 85.2% to $4.8 million as of June 30, 2000. This was a result of the timing of accrued interest payable being credited to deposit accounts and borrowings. As of June 30, 2000, the Company has $207.0 million of FHLB advances that charge interest expense at month end and $69.0 of reverse repurchase borrowings which have various interest payment dates. All of the borrowed funds as of December 31, 1999 were FHLB advances.

Other liabilities and securities purchased, not settled decreased $594,000 or 28.1% to $1.5 million as of June 30, 2000. The change is primarily the result of the tax payments of accrued income taxes.

Shareholders' Equity:
---------------------

Total shareholders' equity decreased $2.6 million or 3.1% to $81.9 million as of June 30, 2000. This was primarily due to the purchase of $5.0 million of treasury stock, payment of $2.0 million in cash dividends offset by $3.5 million in net income, $250,000 in stock based compensation, and a $593,000 change in comprehensive income for the six months ended June 30, 2000.

Comparison of the Consolidated Results of Operation for the Three Month Period
------------------------------------------------------------------------------
Ended June 30, 2000 and 1999
----------------------------

Net Income. Net income was $1.9 million for the three month period ended June 30, 2000, a decrease of $68,000 or 3.5% from the same period in 1999.

Interest Income. Interest income totaled $14.8 million for the three month period ended June 30, 2000, an increase of $668,000 or 4.7% compared to the $14.1 million recorded for the three month period ended June 30, 1999. The increase was primarily attributable to an increase in the yield of interest earning assets. The average yield increased from 6.88% to 7.34% for the three months ended June 30, 2000. Interest on loans receivable increased $731,000 or 11.7%. The average balance of loans increased $24.8 million, or 7.3% while the average yield increased from 7.38% to 7.68%. Interest on mortgage-related securities decreased $69,000 or 1.3% to $5.1 million as of June 30, 2000. Average balances on mortgage-related securities decreased $25.8 million or 8.2% to $290.4 million while the yield increased from 6.58% to 7.07%. This is due to higher yields on new purchases. Interest on investment securities increased $31,000 or 1.2% for the period. Interest on bank deposits decreased $25,000 due to lower average balances.

Interest Expense. Total interest expense for the three month period ended June 30, 2000 was $8.8 million, an increase of $580,000 or 7.03% compared to $8.3 million for the same period in 1999. Average balances of interest-bearing liabilities for the three month period ended June 30, 2000 increased $12.0 million, or 1.6%, compared to the three month period ended June 30, 2000. Average interest-bearing deposits increased $17.3 million or 3.8% to $471.2 million. Average balances of money market accounts increased $49.2 million or greater than 100% for the three month period ended June 30, 2000 compared to the three month period ended June 30, 1999. This increase in savings accounts was offset by a decrease of $21.9 million or 13.5% in average passbook accounts and a decrease of $11.4 million or 4.7% in certificate accounts. The average cost of money market accounts has increased from 2.97% to 5.49% for the three month period ended June 30, 2000. The Company restructured its money market accounts and now offers a tiered account structured with rates that increase as the balance of the account increases. The minimum rate is 0% and the maximum rate is 5.78% as of June 30, 2000. This was done to attract new deposits, keep current deposits, and remain competitive. Interest rates have increased over the past year as the Federal Reserve Bank has raised overnight funds. Average balances of borrowings fell $5.2 million or 1.9% from the three month period ending June 30, 1999. Management currently believes it is efficient to fund asset growth through FHLB borrowings. Management believes that FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

Net Interest Income. Net interest income before provision for loan losses for the three month period ended June 30, 2000 was $5.9 million, an increase of $88,000 or 1.5% compared to $5.9 million recorded for the same period in 1999.

Provision for Loan Losses. The provision for loan losses during the three month period ended June 30, 2000 was $180,000 compared to $90,000 for the three month period ending June 30, 1999. The allowance for loan losses to gross loans receivable and total non-performing assets was 0.53% and 169%, respectively, as of June 30, 2000 as compared to 0.47% and 113%, respectively as of June 30, 1999. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans receivable which are deemed probable based on information currently known to management. While management believes the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income. Non-interest income consists of service fees, gains and losses on the sale of loans and securities, fees from data processing services sold, trading profits, earnings from Bank Owned Life Insurance and other miscellaneous items. For the three month period ended June 30, 2000, non-interest income was $806,000, compared to $824,000 recorded for the same period in 1999. The increase of $212,000 in service fees was offset primarily by a decrease of $171,000 in data processing fees. The Company previously announced that it will no longer provide data processing services for other companies. The information services department will concentrate on providing data processing services to the Company only.

Non-interest Expense. Total non-interest expense increased $58,000, or 1.4%, to $4.1 million for the three month period ended June 30, 2000. This was primarily attributed to an increase of $99,000 in other expenses.

Income Tax Expense. Income tax expense of $610,000 for the three month period ended June 30, 2000 resulted in an effective tax rate of 24.5%. The income tax expense recorded for the three month period ended June 30, 1999 of $620,000 is an effective tax rate of 24.1%.



Comparison of the Consolidated Results of Operation for the Six Month Period
----------------------------------------------------------------------------
Ended June 30, 2000 and 1999
----------------------------

Net Income. Net income was $3.5 million for the six month period ended June 30, 2000, a decrease of $132,000 or 3.6% from the same period in 1999.

Interest Income. Interest income totaled $29.4 million for the six month period ended June 30, 2000, an increase of $1.9 million or 7.0% compared to the $27.5 million recorded for the six month period ended June 30, 1999. The increase was primarily attributable to an increase in the weighted average yield of interest earning assets. The average balances of interest-earning assets for the six month period ended June 30, 2000 increased to $831.8 million, an increase of $4.3 million or 0.5%, compared to the average balance of interest-earning assets of $827.5 million for the same period in 1999. Average yield on interest-earning assets increased 42 basis points to 7.27% for the six month period ended June 30, 2000 compared to 6.85% for the comparable period in 1999. Interest on loans receivable increased $1.2 million, or 9.6%. The average balance of loans increased $22.7 million while the average yield increased from 7.38% to 7.58%. Interest on mortgage related securities increased $726,000 or 7.5% to $10.4 million at June 30, 2000. Average balances on mortgage-related securities decreased $4.6 million or 1.5% while the yield increased 59 basis points from 6.49% to 7.08%. This is due to higher yields on new purchases in the past year. Interest on investment securities increased $114,000 or 2.3% for the period due to purchases. Interest on bank deposits decreased $125,000 due to lower average balances.

Interest Expense. Total interest expense for the six month period ended June 30, 2000 was $17.7 million, an increase of $1.6 million or 10.0% compared to $16.1 million for the same period in 1999. Average balances of interest-bearing liabilities for the six month period ended June 30, 2000 increased $37.3 million, or 5.2%, compared to the six month period ended June 30, 1999. Average interest-bearing deposits increased $18.1 million or 4.0% to $470.5 million, while the average cost increased 22 basis points to 4.13%. Average balances of money market accounts increased $41.7 million or greater than 100% for the six month period ended June 30, 2000 compared to the six month period ended June 30, 1999. This increase was offset by a decrease of $18.5 million or 11.5% in average passbook accounts and a decrease of $7.2 million or 3.0% in certificate accounts. The average cost of money market accounts has increased from 2.96% to 5.53% for the six months ended June 30, 2000. The Company restructured its money market accounts and now offers a tiered account structured with rates that increase as the balance increases. The minimum rate is 0% and the maximum rate is 5.78% as of June 30, 2000. This was done to attract new deposits, keep current deposits, and remain competitive. Interest rates have increased over the past year as the Federal Reserve Bank has raised overnight funds. The average balance of borrowed funds increased $19.2 million or 7.3% compared to the six month period ending June 30, 1999 while the average cost increased 16 basis points. Management currently believes it is efficient to fund asset growth through FHLB borrowings. Management believes that FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

Net Interest Income. Net interest income before provision for loan losses for the six month period ended June 30, 2000 was $11.7 million, an increase of $302,000 or 2.7% , compared to $11.4 million recorded for the same period in 1999.

Provision for Loan Losses. The provision for loan losses during the six month period ended June 30, 2000 was $360,000 compared to $150,000 for the six month period ended June 30, 1999. The allowance for loan losses to gross loans receivable and total non-performing assets was 0.53% and 169%, respectively, as of June 30, 2000 as compared to 0.47% and 113%, respectively as of June 30, 1999. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans receivable which are deemed probable based on information currently known to management. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income. Non-interest income consists of service fees, gains and losses on the sale of loans and securities, fees from data processing services sold, trading profits, earnings from Bank Owned Life Insurance and other miscellaneous items. For the six month period ended June 30, 2000 non-interest income was $1.8 million compared to $1.6 million for the same period in 1999. The increase of $179,000 or 10.9%, is primarily due to an increase of $63,000 in trading gains and an increase of $448,000 on service fees on products, partially offset by a reduction in data processing fees of $348,000. The Company previously announced that it will no longer provide data processing services for other companies. The information services department will concentrate on providing data processing services to the Company only.

Non-interest Expense. Total non-interest expense was $8.5 million for the six month period ended June 30, 2000 and $8.1 million for the same period ended in 1999. The increase of $453,000 or 5.6% was primarily due to a $180,000 termination expense for the closing of a former in-store branch and a $215,000 increase in compensation expense.

Income Tax Expense. Income tax expense of $1.1 million for the six months ended June 30, 2000 resulted in an effective tax rate of 24.2%. The income tax expense recorded for the six month period ended June 30, 1999 of $1.2 million is an effective tax rate of 24.4%.

Average Balance Sheets and Analysis of Net Interest Income
----------------------------------------------------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following table presents certain information relating to the Company's average consolidated statements of financial condition and consolidated statements of income for the three month period ended June 30, 2000 and 1999. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from daily average balances. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees and expenses which are considered adjustments to yield.

The following table presents average balances, yields on interest-earning assets and average balances and costs of interest-bearing liabilities for the three months ended June 30, 2000 and June 30, 1999 (Dollars in Thousands).

                                                     Three Months Ended June 30, 2000     Three Months Ended June 30, 1999

                                                      Average                Average       Average                Average
                                                      Balance   Interest   Yield/Cost      Balance   Interest   Yield/Cost
                                                   -----------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits and
    short-term investments                            $  9,376    $   106        4.52%     $ 14,583    $   131        3.59%
  Investment securities, net (1)(2)                    150,051      2,726        7.27%      164,268      2,774        6.75%
  Loans receivable, net (1)(3)                         363,733      6,982        7.68%      338,899      6,251        7.38%
  Mortgage-related securities, net (1)                 290,381      5,135        7.07%      316,153      5,204        6.58%
  FHLB stock                                            15,458        269        6.96%       14,237        228        6.41%
                                                   -----------------------------------------------------------------------
      Total interest-earning assets                   $828,999    $15,218        7.34%     $848,140    $14,588        6.88%
Non-interest earning assets                             39,127                               26,115
                                                   -------------                          ---------
      Total assets                                    $868,126                             $874,255
                                                   =============                          =========

Liabilities and equity:
Interest-bearing liabilities:
  Money market savings accounts                       $ 64,502    $   886        5.49%     $ 15,341    $   114        2.97%
  Passbook accounts                                    140,589        838        2.38%      162,463        972        2.39%
  NOW accounts                                          37,247        150        1.61%       35,872        155        1.73%
  Certificate accounts                                 228,884      3,020        5.28%      240,272      3,174        5.28%
                                                   -----------------------------------------------------------------------
      Total                                           $471,222    $ 4,894        4.15%     $453,948    $ 4,415        3.89%
  Borrowed Funds                                       278,162      3,929        5.65%      283,401      3,828        5.40%
  Other                                                  1,817          8        1.76%        1,803          8        1.77%
                                                   -----------------------------------------------------------------------
      Total interest-bearing liabilities              $751,201    $ 8,831        4.70%     $739,152    $ 8,251        4.47%
Non-interest bearing liabilities                        35,205                               35,685
Shareholders' equity                                    81,720                               99,418
                                                   -------------                          ---------
Total liabilities and shareholders' equity            $868,126                             $874,255
                                                   =============                          =========


Net interest rate spread (4)                                      $ 6,387        2.64%                 $ 6,337        2.41%
Net interest margin (5)                                                          3.08%                                2.99%
Ratio of interest-earning assets to
   interest-bearing liabilities                                                110.36%

(1) Includes related assets available for sale and unamortized discounts and premiums.

(2) Includes municipal obligations and interest and yield stated is fully taxable equivalent.

(3) Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.

(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities on a fully taxable equivalent basis.

(5) Net interest margin represents net interest income on a fully taxable equivalent basis divided by average interest earning assets.

The following table presents average balances yields on interest-earning assets and average balances and costs of interest-bearing liabilities for the six months ended June 30, 2000 and June 30, 1999 (Dollars in Thousands).



                                                  Six Months Ended June 30, 2000              Six Months Ended June 30, 1999

                                                Average                   Average           Average                    Average
                                                Balance     Interest     Yield/Cost         Balance      Interest     Yield/Cost
                                              -----------------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits                       $ 9,511        $ 206     4.33%               $14,827     $  331       4.46%
  Investment securities, net (1)(2)               150,892        5,398     7.15%               161,393      5,402       6.69%
  Loans receivable, net (1)(3)                    360,877       13,670     7.58%               338,107     12,470       7.38%
  Mortgage-related securities, net (1)            295,103       10,449     7.08%               299,706      9,723       6.49%
  FHLB stock & other equity investments            15,458          528     6.83%                13,507        424       6.28%
                                              -----------------------------------------------------------------------------------
       Total interest-earning assets             $831,841      $30,251     7.27%              $827,540    $28,350       6.85%
Non-interest earning assets                        40,754                                       30,820
                                              ------------                                -------------
             Total assets                        $972,595                                     $858,360
                                              ============                                =============

Liabilities and equity:
Interest-bearing liabilities:
  Money market savings accounts                   $56,417       $1,561     5.53%               $14,754      $ 218       2.96%
  Passbook accounts                               142,837        1,701     2.38%               161,332      1,924       2.39%
  NOW accounts                                     36,840          298     1.62%                34,715        305       1.76%
  Certificate accounts                            234,380        6,161     5.26%               241,616      6,403       5.30%
                                              -----------------------------------------------------------------------------------
              Total                              $470,474       $9,721     4.13%              $452,417     $8,850       3.91%
  Borrowed Funds                                  283,727        7,955     5.61%               264,494      7,213       5.45%
  Other                                             1,728           17     1.97%                 1,749         17       1.94%
                                              -----------------------------------------------------------------------------------
       Total interest-bearing liabilities        $755,929      $17,693     4.68%              $718,660    $16,080       4.47%
Non-interest bearing liabilities                   34,586                                       36,287
Shareholders equity                                82,080                                      103,413
                                              ------------                                -------------
Total liabilities and shareholders equity        $872,595                                     $858,360
                                              ============                                =============

Net interest rate spread (4)                                   $12,558     2.59%                          $12,270       2.38%
Net interest margin (5)                                                    3.02%                                        2.97%
Ratio of interest-earning assets to
  interest-bearing liabilities                                           110.04%                                      115.15%


(1) Includes related assets available for sale and unamortized discounts and premiums.

(2) Includes municipal obligations and yield stated is fully taxable equivalent.

(3) Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.

(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities on a fully taxable equivalent basis.

(5) Net interest margin represents net interest income on a fully taxable equivalent basis divided by average interest earning assets.

Allowance for Loan Losses
-------------------------

The following table sets forth the changes in the allowance for loan losses for the six month period ended June 30, 2000 (Dollars in Thousands):

                  Balance, December 31, 1999         $1,731
                  Provision for loan losses             360
                  Net charge-offs                       (62)
                                                   --------
                  Balance, June 30, 2000             $2,029

Non-Performing Assets
---------------------

The following table presents information regarding the Companys non-performing assets as of the dates indicated:



                                                                            June 30,      June 30,
                                                                              2000          1999
                                                                          ------------- -------------
                                                                            (Dollars in Thousands)
Non-performing loans:
   Non-accrual loans                                                             $ 981         $ 970
   Accruing loans which are contractually
      past due 90 days or more                                                       -             -
   Restructured loans                                                                -             -
------------------------------------------------------------------------------------------------------
      Total non-performing loans                                                 $ 981         $ 970
   Real estate owned                                                               218           448
------------------------------------------------------------------------------------------------------
         Total non-performing assets                                            $1,199        $1,418
======================================================================================================
   Non-performing assets as a percent of gross loans receivable                   .31%          .41%
   Non-performing assets to total assets                                          .14%          .16%
   Allowance for loan loss as a percent of gross loans receivable                 .53%          .47%
   Allowance for loan loss to non-performing assets                               169%          113%




Liquidity and Capital Resources
-------------------------------

The Companys primary sources of funds are deposits; principal and interest payments on loans, and mortgage-related securities; proceeds from maturing investment securities; advances from the FHLB; and other borrowed funds. While scheduled maturities of investments and amortization of loans are predictable sources of funds, deposit flows and prepayments on mortgage loans and mortgage-related securities are greatly influenced by general interest rates, economic conditions and competition.

The Company is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the OTS regulations. The minimum required liquidity is currently 4%. The Companys liquidity for the month of June 30, 2000 was 33% . The high level of liquidity was due to managements maintenance of higher than required levels of liquidity in order to better manage interest rate risk by investing in investments that are eligible to be included in liquidity calculations.

As of June 30, 2000, the Company had commitments to originate loans of $719,000 and purchase loans of $3.7 million. The Company anticipates that it will have sufficient funds available to meet these commitments.

As of June 30, 2000, the Companys equity capital exceeded each of the OTS capital requirements. OTS requires Tier I capital to adjusted assets of 4.00% and the Company had 8.56%. Tier I capital to risk-based assets requirement is 4.00% and the Company had 22.37%. The total capital to risk-based assets requirement is 8.00% and the Company had 23.05%.

Year 2000 Compliance
--------------------

In 1996, the Companys data processing division began to address the risks associated with the coming millennium. The Company completed the preparations related to this event in 1999. These preparations involved examining all computer hardware and software as well as third-party systems and equipment to identify and remediate date recognition problems. In addition, the Company developed contingency plans to address potential risks in the event of Year 2000 failures. To date, the Company has experienced no known disruptions as a result of the Year 2000 date change.

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

Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Companys ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Companys market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Companys financial results, is included in the Companys 1999 Form 10-K filing.

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


Item 3.     Quantitative and Qualitative Disclosures About Market Risk
-------     ----------------------------------------------------------

Management is responsible for monitoring and limiting the Companys exposure to interest rate risk within established guidelines while maximizing net interest income. The Company will continue to monitor the Companys interest rate sensitivity with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Further discussion on market risk is in the Companys December 31, 1999 Annual Report on Form 10-K.

PART II - OTHER INFORMATION
---------------------------


Item 1.    Legal Proceedings
-------    -----------------
                The Company is not involved in any pending legal proceedings other that routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Companys financial condition, results of operations and cash flows.


Item 2.    Changes in Securities and Use of Proceeds
-------    -----------------------------------------
                None

Item 3.    Defaults upon Senior Securities
-------    -------------------------------
                None

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------
                The annual meeting of shareholders of GA Financial, Inc. was held on April 26, 2000. Of 6,011,632 shares eligible to vote, 87.1%, or 5,238,917 were voted by proxy.

                The shareholders elected the two nominees for directors, as described in the proxy statement for the annual meeting. The results for the re-election of John M. Kish as director were 5,069,214 shares or 96.8% in favor and 169,703 shares or 3.2% withheld. The results for the re-election of Darrell J. Hess as director were 5,068,426 shares or 96.7% in favor, and 170,494 shares or 3.3% withheld. The other continuing directors are Thomas E. Bugel, Thomas M. Stanton, Robert J. Ventura and David
                R. Wasik.

                Also, shareholders ratified KPMG LLP as the independent auditors for the Company for the fiscal year ending December 31, 2000. The results were 5,135,634 shares or 98.0% in favor, and 94,718 shares or 1.8% against and 8,565 shares in abstention.

Item 5.    Other Information
-------    -----------------
                The Board of Directors declared on July 25, 2000 a dividend of $.18 per share to stockholders of record on August 10, 2000, payable on August 21, 2000.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------
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



                                         GA FINANCIAL, INC.
                                ------------------------------------
                                            (Registrant)




Date  August  10, 2000                   By  /s/ John M. Kish
      ------------------------              -----------------------------
                                             John M. Kish
                             Chairman of the Board and Chief Executive Officer
                                         (Principal Executive Officer)




Date   August 10, 2000                   By  /s/ Raymond G. Suchta
     -------------------------              ------------------------------
                                         Raymond G. Suchta
                                 Chief Financial Officer and Treasurer
                              (Principal Accounting and Financial Officer)