Form 10-Q
period 2000-09-30
GA FINANCIAL INC/PA
filed 2000-11-13
CIK 1005313

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                        Commission File Number 1-14154
                                                 -----


                           GA FINANCIAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                                                                                       25-1780835
-------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                          (IRS Employer Identification No.)

4750 CLAIRTON BOULEVARD, PITTSBURGH, PENNSYLVANIA                                                                   15236
-------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                                        (Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X         No___
                                                  -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,717,749 shares of common stock, par value $.01 per share, were outstanding as of October 25, 2000.

                              GA FINANCIAL, INC.

                                   FORM 10-Q

                              September 30, 2000


                                     INDEX

                                                                                                        Page
                                                                                                        ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                       Consolidated Statements of Financial Condition as of
                       September 30, 2000 and December 31, 1999.......................................      1

                       Consolidated Statements of Income and Comprehensive Income -
                       For the Three and Nine Months Ended September 30, 2000 and 1999................      2

                       Consolidated Statements of Cash Flows - For the Nine
                       Months Ended September 30, 2000 and 1999.......................................      3

                       Notes to Consolidated Financial Statements (unaudited) ........................   4- 7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................................   8-16

Item 3.       Quantitative and Qualitative Disclosures about Market Risk...............................    16

PART II.      OTHER INFORMATION .......................................................................    17

SIGNATURES             ................................................................................    18

Part I. Financial Information
---------------------------
Item 1.  Financial Statements


GA Financial, Inc.
Consolidated Statements of Financial Condition
As of September 30, 2000 and December 31, 1999

                                                                                             September 30, 2000   December 31,
                                                                                                 (Unaudited)          1999
------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                             (Dollars in Thousands)
Cash (including interest-bearing demand deposits of $18,994
in 2000 and $12,457 in 1999)                                                                           $ 27,136       $ 26,632
Held for trading securities, at fair value                                                                  989              -
Available for sale securities, at fair value:
  Investment securities                                                                                 143,914        150,960
  Mortgage-related securities                                                                           273,065        306,724
Held to maturity investment securities, at cost (2,916 fair value)                                        2,870              -
Loans receivable, net of allowance for loan losses of 2,193 and 1,731.                                  360,248        334,351
Education loans held for sale                                                                            17,707         19,158
Accrued interest receivable                                                                               6,714          6,094
Federal Home Loan Bank stock                                                                             15,458         15,458
Office, property and equipment, net                                                                       6,941          5,670
Foreclosed assets                                                                                           196            345
Prepaid expenses and other assets                                                                        15,589         17,588
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                           $870,827       $882,980
==============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing demand deposits                                                                    $ 31,777       $ 29,418
Savings accounts                                                                                        476,974        465,706
Borrowed funds                                                                                          267,597        297,160
Advances from borrowers for taxes and insurance                                                             807          1,444
Accrued interest payable                                                                                  5,579          2,569
Securities purchased, not settled                                                                             -             29
Other liabilities                                                                                         2,047          2,083
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                      $784,781       $798,409

Shareholders' Equity:
Preferred stock, (.01 par value); 1,000,000 shares authorized; 0 shares issued                                -              -
Common stock, (.01 par value); 23,000,000 shares authorized; 8,900,000 shares issued                         89             89
Additional paid in capital                                                                               86,722         86,722
Treasury stock, at cost (3,155,401 shares as of September 30, 2000 and 2,676,561 shares
At December 31, 1999)                                                                                   (51,162)       (45,036)
Unearned employee stock ownership plan (ESOP) shares                                                     (4,488)        (4,488)
Unearned recognition and retention plan (RRP) shares                                                       (931)        (1,317)
Accumulated other comprehensive loss, net of taxes                                                      ( 9,492)       (14,332)
Retained earnings                                                                                        65,308         62,933
------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                             $ 86,046       $ 84,571

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                             $870,827       $882,980
==============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

GA Financial, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended September 30, 2000 and 1999

                                                                                     For the Three Months       For the Nine Months
                                                                                      Ended September 30,        Ended September 30,
                                                                                      2000          1999         2000        1999
                                                                                          (Unaudited)              (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Dollars in Thousands Except Per Share Amounts)
Interest income:
Loans                                                                               $ 7,231       $ 6,399      $20,901    $ 18,869
Mortgage-related securities                                                           4,920         5,427       15,369      15,150
Investment securities-taxable                                                         1,756         1,762        5,301       5,168
Investment securities-non taxable                                                       734           820        2,234       2,345
Bank deposits                                                                           306           102          512         433
----------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                                14,947        14,510       44,317      41,965
----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
Savings accounts                                                                      5,190         4,457       14,911      13,307
Borrowed funds                                                                        4,074         4,018       12,029      11,231
Other                                                                                     9             9           26          26
----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                9,273         8,484       26,966      24,564
----------------------------------------------------------------------------------------------------------------------------------
Net interest income before provision for losses on loans                              5,674         6,026       17,351      17,401
Provision for losses on loans                                                           180            90          540         240
----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for losses on loans                               5,494         5,936       16,811      17,161
----------------------------------------------------------------------------------------------------------------------------------
Non-interest income:
Service fees                                                                            687           748        2,036       1,649
Net gain (loss) on sales of securities                                                  (33)           82           94         213
Trading gains                                                                           161             -          224           -
Net gain on sales of education loans                                                     89           181          113         198
Data processing service fees                                                              6           174           32         548
Other                                                                                   153           124          386         344
----------------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                                             1,063         1,309        2,885       2,952
----------------------------------------------------------------------------------------------------------------------------------
Non-interest expense:
Compensation and employee benefits                                                    2,264         2,891        6,906       7,318
Occupancy and equipment                                                                 639           609        1,872       1,867
Deposit insurance premiums                                                               25            69           76         210
Other                                                                                 1,187         1,035        3,780       3,275
----------------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                                            4,115         4,604       12,634      12,670
----------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                              2,442         2,641        7,062       7,443
Provision for income taxes                                                              615           665        1,735       1,835
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                          $ 1,827       $ 1,976      $ 5,327    $  5,608
==================================================================================================================================

Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) on available for sale securities, net of taxes      4,222        (3,935)       4,911     (12,576)
Reclassification adjustment for losses (gains) included in net income                    25           (62)         (71)       (160)
----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                     4,247        (3,997)       4,840     (12,736)
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                         $ 6,074       $(2,021)     $10,167    $ (7,128)
==================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Basic earnings per share                $      .35  $      .36  $      .99  $      .96
                                        ==========  ==========  ==========  ==========

Diluted earnings per share              $      .35  $      .35  $      .99  $      .94
                                        ==========  ==========  ==========  ==========

Dividends per share                     $      .18  $      .16  $      .54  $      .48
                                        ==========  ==========  ==========  ==========

Average shares outstanding - basic       5,247,392   5,512,902   5,376,402   5,854,110
Average shares outstanding - diluted     5,291,077   5,610,321   5,397,895   5,964,248

GA Financial, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2000 and 1999

                                                                                              For the Nine Months
                                                                                                    Ended
                                                                                                 September 30,
                                                                                            2000              1999
                                                                                                 (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                                            (Dollars in Thousands)
Cash flows from operating activities:
Net income                                                                               $   5,327         $   5,608
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for losses on loans and REO expenses                                                 540               240
Depreciation on office, property and equipment                                                 448               526
Amortization of net deferred loan fees                                                         101              (230)
Allocation of RRP shares                                                                       386               965
Net realized gain on sales of securities                                                       (94)             (213)
Increase in accrued interest receivable                                                       (620)             (350)
Decrease (increase) in prepaid expenses and other assets                                    (1,056)              (29)
Increase in accrued interest payable                                                         3,010             4,446
Net (premium amortization) discount accretion on securities available for sale                 (48)              131
Net premium amortization on HTM securities                                                      (8)                -
Proceeds from sale of held for trading                                                       1,760                 -
Purchase of held for trading                                                                (2,525)                -
Net gain in trading securities                                                                (224)                -
Net (decrease) in other liabilities                                                            (36)                -
Net realized loss on sale of REO                                                                45               155
Net realized gain on sale of student loans                                                    (113)             (198)
Amortization of intangibles                                                                    139               139
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                $   7,032         $  11,190
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of available for sale securities                                         19,618            46,723
Proceeds from call of HTM securities                                                         1,003                 -
Repayments and maturities of available for sale securities                                  27,956            72,899
Purchases of available for sale securities                                                  (2,851)         (182,839)
Proceeds from sale of student loans                                                          8,543             8,563
Proceeds from sale of REO                                                                      104                 -
Net decrease (increase) in short term investments                                            3,879                 -
Purchase of HTM securities                                                                  (3,865)                -
Net decrease (increase) in loans                                                            (4,892)           13,184
Purchase of loans                                                                          (28,653)          (35,106)
Purchase of office, property and equipment, net                                             (1,719)             (452)
Purchases of Federal Home Loan Bank stock                                                        -            (4,045)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                         19,123           (81,073)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net increase in demand and savings deposits                                                 20,478               848
Net (decrease) increase in certificates of deposits                                         (6,851)             (789)
Net (decrease) increase in advances from borrowers for taxes and insurance                    (637)             (642)
Purchase of treasury stock                                                                  (6,146)          (13,364)
Payments from borrowed funds                                                              (453,633)         (357,285)
Proceeds on borrowed funds                                                                 424,070           441,900
Cash dividends paid                                                                         (2,985)           (2,847)
Other stock transactions                                                                        53              (361)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  (25,651)           67,460
--------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                      504            (2,423)
Cash and cash equivalents at beginning of period                                            26,632            23,487
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $  27,136         $  21,064
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

In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. For comparative purposes, reclassifications have been made to certain amounts previously reported to conform with the current period presentation in the consolidated financial statements. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's 1999 Annual Report on Form 10-K. Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Association. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Association.

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table that follows) of total risk-based, Tier I risk-based, and Tier I leverage capital. It is management's opinion that the Association meets all capital adequacy requirements to which it is subject.

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

                                                  Tier I              Tier I             Total
                                                 Leverage           Risk-Based         Risk-Based
                                                 Capital             Capital            Capital
                                                 ------------------------------------------------
                                                         (Dollars in Thousands)
September 30, 2000:
Equity capital (1)                               $ 67,937            $ 67,937            $ 67,937
General valuation allowance (2)                         -                   -               2,193
Plus unrealized losses on certain available
for sale securities                                 8,468               8,468               8,992
Less core deposit intangible                         (586)               (586)               (586)
                                                 ------------------------------------------------
Total regulatory capital                         $ 75,819            $ 75,819            $ 78,536
Minimum regulatory capital                         34,593              13,667              27,333
                                                 ------------------------------------------------
Excess regulatory capital                        $ 41,226            $ 62,152            $ 51,203
                                                 ================================================


Regulatory capital as a percentage                   8.77%              22.19%              22.99%
Minimum regulatory capital as a percentage           4.00%               4.00%               8.00%
                                                 ------------------------------------------------
Excess regulatory capital as a percentage            4.77%              18.19%              14.99%
                                                 ================================================

Well capitalized requirement under
prompt corrective action provisions                  5.00%               6.00%              10.00%
                                                 ================================================

Adjusted assets as reported to the OTS           $864,824            $341,664            $341,664


                                                  Tier I              Tier I             Total
                                                 Leverage           Risk-Based         Risk-based
                                                 Capital             Capital            Capital
                                                 ------------------------------------------------
                                                         (Dollars in Thousands)
December 31, 1999:
Equity capital (1)                               $ 58,871            $ 58,871            $ 58,871
General valuation allowance (2)                         -                   -               1,731
Less unrealized gains on certain available
for sale securities                                13,018              13,018              13,456
Less core deposit intangible                         (725)               (725)               (725)
                                                 ------------------------------------------------
Total regulatory capital                           71,164              71,164              73,333
Minimum regulatory capital                         35,089              12,687              25,374
                                                 ------------------------------------------------
Excess regulatory capital                        $ 36,075            $ 58,477            $ 47,959
                                                 ================================================


Regulatory capital as a percentage                   8.11%              22.44%              23.12%
Minimum regulatory capital as a percentage           4.00%               4.00%               8.00%
                                                 ------------------------------------------------
Excess regulatory capital as a percentage            4.11%              18.44%              15.12%
                                                 ================================================

Well capitalized requirement under
prompt corrective action provisions                  5.00%               6.00%              10.00%
                                                 ================================================

Adjusted assets as reported to the OTS           $877,230            $317,174            $317,174

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

This Interpretation was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has determined the impact of the adoption of the Interpretation was immaterial.

4.   Earnings per Share


                                                           For the Three Months Ended              For the Nine Months Ended
                                                      September 30,        September 30,       September 30,       September 30,
                                                          2000                 1999               2000                 1999
                                                      --------------------------------------------------------------------------
                                                                 (Dollars in Thousands, except per share amounts)
Basic:
  Net income                                             $    1,827          $    1,976          $    5,327          $    5,608
  Average common shares - outstanding basic               5,247,392           5,512,902           5,376,402           5,854,110
  Basic earnings per share                               $      .35          $      .36          $      .99          $      .96

Diluted:
  Net income                                             $    1,827          $    1,976          $    5,327          $    5,608
  Average common shares - outstanding basic               5,247,392           5,512,902           5,376,402           5,854,110

  Effect of dilutive securities:
     Shares issuable upon exercise of
     outstanding stock options and stock awards              43,685              97,419              21,493             110,138
  Average common shares outstanding - diluted             5,291,077           5,610,321           5,397,895           5,964,248

Diluted earnings per share                               $      .35          $      .35          $      .99          $      .94
                                                         ======================================================================

     5. Changes in Shareholders' Equity:

     The consolidated statement of shareholders' equity for the nine month period ended September 30, 2000 is as follows:

                                                                                        Accumulated
                                                                                           Other
                                       Additional             Unearned   Unearned      Comprehensive                   Total
(Dollars in Thousands)       Common     Paid in     Treasury    ESOP        RRP        Income (Loss),    Retained   Shareholders'
                             Stock      Capital       Stock    Shares     Shares         Net of tax      Earnings      Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/99         $  89       $86,722    $(45,036)  $(4,488)   $(1,317)        $(14,332)        $62,933       $84,571

Net income                      -             -           -         -          -                -           5,327         5,327
Other comprehensive             -             -           -         -          -            4,840               -         4,840
income (loss), net
of tax
Treasury stock
purchased                       -             -      (6,146)        -          -                -               -        (6,146)
Cash dividends                  -             -           -         -          -                -          (2,985)       (2,985)
(.54 per share)
Shares allocated to             -             -           -         -          -                -               -             -
ESOP
Shares allocated  to            -             -          20         -        386                -              33           439
stock based
compensation
                            ---------------------------------------------------------------------------------------------------
Balance at 9/30/00          $  89       $86,722    $(51,162)  $(4,488)   $  (931)        $ (9,492)        $65,308       $86,046
                            ===================================================================================================

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

General
-------

The Company's and the Association's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The Company and the Association are referred herein collectively as the "Company". The Company also generates non-interest income such as service fees, trading account profits, and other income. The Company previously announced that it will no longer provide data processing services for other companies. The information services department will concentrate on providing data processing services to the Company only. The Company's operating expenses consist primarily of employee compensation, occupancy expenses, federal deposit insurance premiums, data processing expenses, and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Comparison of Financial Condition as of September 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------

Assets:

The Company's total assets decreased $12.2 million or 1.4% to $870.8 million as of September 30, 2000.

The Company has $2.9 million of investments held to maturity and $989,000 of investments held for trading. The Company had no investments in either classification as of December 31, 1999. The held for trading securities as of September 30, 2000 are all equity securities.

Investment securities classified as available for sale decreased $7.0 million or 4.7% to $143.9 million as of September 30, 2000 due to maturities and sales. These proceeds were used to fund originations and purchases of loans and repay FHLB short term borrowings.

Mortgage-related securities classified as available for sale decreased $33.7 million or 11.0% to $273.1 million as of September 30, 2000 due to principal repayments and sales. These proceeds were used to fund originations and purchases of loans and repay FHLB short term advances.

The following table presents details of the Company's investment securities and mortgage-related securities as of September 30, 2000 (Dollars in Thousands):

                                                                            Gross                Gross
                                                      Amortized           Unrealized          Unrealized
Available for sale securities:                           Cost               Gains               Losses            Fair Value
----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed certificates                           $212,791              $  220            $ (5,907)            $207,104
Collateralized mortgage obligations                      69,461                  62              (3,562)              65,961
Marketable equity securities                             39,294               2,276              (2,247)              39,323
US government agency debt                                38,562                   -              (2,493)              36,069
Corporate obligations                                    10,090                   -                (390)               9,700
Municipal obligations                                    61,774                  24              (2,976)              58,822
----------------------------------------------------------------------------------------------------------------------------
   Total                                               $431,972              $2,582            $(17,575)            $416,979
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
============================================================================================================================

Loans receivable increased $25.9 million or 7.7% to $360.2 million as of September 30, 2000, due primarily to the Company's origination and purchase of mortgage loans, including commercial real estate.

The following table presents details of the Company's loan portfolio (Dollars in Thousands):

                                                    As of September 30,       As of December 31,
                                                            2000                    1999
                                                   ----------------------------------------------
Mortgages:
   One to four family residential                         $266,695                 $255,633
   Multi-family                                              5,635                    4,405
   Commercial                                               20,575                   17,592
   Construction and development                             20,746                    3,658
Consumer loans:
   Home equity                                              50,532                   51,194
   Loans on savings accounts                                 1,566                    1,725
   Unsecured personal loans and other                        2,631                    2,147
Commercial Loans:
   Secured                                                   5,904                    2,758
   Unsecured                                                   346                       37
      Total                                               $374,630                 $339,149

Less:
   Undisbursed mortgage loans                              (11,926)                  (2,905)
   Deferred loan fees                                         (263)                    (162)
   Allowance for losses                                     (2,193)                  (1,731)
-------------------------------------------------------------------------------------------
      Net loans                                           $360,248                 $334,351
===========================================================================================

As of September 30, 2000, education loans held for sale decreased $1.5 million or 7.6% to $17.7 million due to amount of sales of education loans exceeding originations. The Company's policy is to sell education loans when the loan begins repayment status.

Accrued interest receivable increased $620,000 or 10.2% to $6.7 million as of September 30, 2000 due to the timing of interest payments of investment securities and increased loans.

Office, property, and equipment increased $1.3 million or 22.4% due to the construction of our newest branch location at the Waterfront development in Homestead. This location opened in September 2000.

Foreclosed assets decreased $149,000 or 43.2% to $196,000 as of September 30, 2000 due to sales of foreclosed assets. The Company is in the process of selling all foreclosed assets.

Prepaid expenses and other assets decreased $2.0 million or 11.4% to $15.6 million as of September 30, 2000 primarily due to a decrease in the deferred tax assets in the unrealized loss on available for sale securities.

Liabilities:
------------

Total deposits increased $13.6 million or 2.8% to $508.8 million as of September 30, 2000 due primarily to interest crediting.

Borrowed funds decreased $29.6 million or 9.9% to $267.6 million as of September 30, 2000. This is a result of management reducing the borrowings to targeted levels. Borrowings repaid were of a short term nature which carried a higher interest cost than the longer term borrowings. Management continues to utilize borrowings to fund asset growth, particularly investments in mortgage-related and investment securities. Borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. The Company is utilizing both short and long term borrowings to fund asset growth. The Company continually monitors the interest rate sensitivity of this strategy with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Interest rate risk is considered to be one of the most significant market risks that could materially impact the Company's financial position or results of operations. Borrowed funds as of September 30, 2000 consisted of short term FHLB borrowings of $95.5 million, long term FHLB borrowings of $131.0 million and reverse repurchases collateralized by mortgage related securities of $41.1 million.

Accrued interest payable increased $3.0 million or greater than 100% to $5.6 million as of September 30, 2000. This was a result of the timing of accrued interest payable being credited to deposit accounts and borrowings. As of September 30, 2000, the Company has $226.5 million of FHLB advances that charge interest expense monthly and $41.1 of reverse repurchase borrowings collateralized by mortgage-related securities which have various interest payment dates. All of the borrowed funds as of December 31, 1999 were FHLB advances.

Shareholders' Equity:
---------------------

Total shareholders' equity increased $1.5 million or 1.7% to $86.0 million as of September 30, 2000. This was primarily due to the purchase of $6.1 million of treasury stock, payment of $3.0 million in cash dividends offset by $5.3 million in net income, $439,000 in stock based compensation, and a $4.8 million increase in accumulated other comprehensive income (loss) for the nine months ended September 30, 2000.

Comparison of the Consolidated Results of Operation for the Three Month Period
------------------------------------------------------------------------------
Ended September 30, 2000 and 1999
---------------------------------

Net Income. Net income was $1.8 million for the three month period ended September 30, 2000, a decrease of $149,000 or 7.5% from the same period in 1999.

Interest Income. Interest income totaled $14.9 million for the three month period ended September 30, 2000, an increase of $437,000 or 3.0% compared to the $14.5 million recorded for the three month period ended September 30, 1999. The increase was primarily attributable to an increase in the yield of interest earning assets. The average yield increased from 7.11% to 7.38% for the three months ended September 30, 2000. Interest on loans receivable increased $832,000 or 13.0%. The average balance of loans increased $28.0 million, or 8.2% while the average yield increased from 7.52% to 7.85%. Interest on mortgage-related securities decreased $507,000 or 9.3% to $4.9 million as of September 30, 2000. The Company has increased its loan portfolio by using the proceeds from the sales, maturity, and principal and interest payments of the investment and mortgage related securities. Average balances on mortgage-related securities decreased $30.9 million or 9.9% to $280.8 million while the yield remained approximately the same. Interest on investment securities decreased $92,000 or 3.6% for the period. Interest on bank deposits increased $204,000 due to higher average balances.

Interest Expense. Total interest expense for the three month period ended September 30, 2000 was $9.3 million, an increase of $789,000 or 9.3% compared to $8.5 million for the same period in 1999. Average balances of interest-bearing liabilities for the three month period ended September 30, 2000 increased $708,000, compared to the three month period ended September 30, 1999. Average interest-bearing deposits increased $21.8 million or 4.8% to $475.5 million. Average balances of money market accounts increased $54.0 million or greater than 100% for the three month period ended September 30, 2000 compared to the three month period ended September 30, 1999. This increase in savings accounts was offset by a decrease of $27.1 million or 16.9% in average passbook accounts and a decrease of $6.6 million or 2.7% in certificate accounts. The average cost of money market accounts has increased from 3.07% to 5.43% for the three month period ended September 30, 2000. The Company restructured its money market accounts and now offers a tiered account structured with rates that increase as the balance of the account increases. The minimum rate is 0% and the maximum rate is 5.78% as of September 30, 2000. This was done to attract new deposits, keep current deposits, and remain competitive. Interest rates have increased over the past year as the Federal Reserve Bank has raised the overnight funds rate. Average balances of borrowings fell $21.1 million or 7.2% from the three month period ending September 30, 1999. Management currently believes it is efficient to fund asset growth through borrowings. Management believes that borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

Net Interest Income. Net interest income before provision for loan losses for the three month period ended September 30, 2000 was $5.7 million, a decrease of $352,000 or 5.8% compared to $6.0 million recorded for the same period in 1999.

Provision for Loan Losses. The provision for loan losses during the three month period ended September 30, 2000 was $180,000 compared to $90,000 for the three month period ending September 30, 1999. The allowance for loan losses to gross loans receivable and total non-performing assets was .56% and 176%, respectively, as of September 30, 2000 as compared to 0.48% and 89%, respectively as of September 30, 1999. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans receivable which are deemed probable based on information currently known to management. While management believes the Company's allowance for loan losses is sufficient to cover losses in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income. Non-interest income consists of service fees, gains and losses on the sale of loans and securities, fees from data processing services sold, trading profits and other miscellaneous items. For the three month period ended September 30, 2000, non-interest income was $1.1 million, compared to $1.3 million recorded for the same period in 1999. The decrease of $246,000 was primarily due to a decrease of $168,000 in data processing fees, $92,000 decrease in gains on education loan sales, $115,000 decrease in net gains on sales of securities, $61,000 decrease in service fees which was partially offset in an increase in trading gains of $161,000. The Company previously announced that it will no longer provide data processing services for other companies. The information services department will concentrate on providing data processing services to the Company only.

Non-interest Expense. Total non-interest expense decreased $489,000, or 10.6%, to $4.1 million for the three month period ended September 30, 2000. This was primarily attributed to a previously announced one time expense of $650,000 in connection with the retirement of its President, John G. Micenko, effective September 2, 1999.

Income Tax Expense. Income tax expense of $615,000 for the three month period ended September 30, 2000 resulted in an effective tax rate of 25.2%. The income tax expense recorded for the three month period ended September 30, 1999 of $665,000 is an effective tax rate of 25.2%. The Company utilizes municipal bonds and real estate tax credits for its tax strategy.

Comparison of the Consolidated Results of Operation for the Nine Month Period
-----------------------------------------------------------------------------
Ended September 30, 2000 and 1999
---------------------------------

Net Income. Net income was $5.3 million for the nine month period ended September 30, 2000, a decrease of $281,000 or 5.0% from the same period in 1999.

Interest Income. Interest income totaled $44.3 million for the nine month period ended September 30, 2000, an increase of $2.4 million or 5.6% compared to the $42.0 million recorded for the nine month period ended September 30, 1999. The increase was primarily attributable to an increase in the weighted average yield of interest earning assets. The average balances of interest-earning assets for the nine month period ended September 30, 2000 was approximately the same as the same period in 1999. Average yield on interest-earning assets increased 37 basis points to 7.31% for the nine month period ended September 30, 2000 compared to 6.94% for the comparable period in 1999. Interest on loans receivable increased $2.0 million, or 10.5%. The average balance of loans increased $24.5 million while the average yield increased from 7.42% to 7.67%. Interest on mortgage related securities remained approximately the same for both periods. Average balances on mortgage-related securities decreased $13.5 million or 4.4% while the yield increased 41 basis points from 6.65% to 7.06%. Interest on investment securities remained approximately the same for both periods. Interest on bank deposits increased $79,000 due to higher rates.

Interest Expense. Total interest expense for the nine month period ended September 30, 2000 was $27.0 million, an increase of $2.4 million or 9.8% compared to $24.6 million for the same period in 1999. Average balances of interest-bearing liabilities for the nine month period ended September 30, 2000 increased $25.0 million, or 3.4%, compared to the nine month period ended September 30, 1999. Average interest-bearing deposits increased $19.3 million or 4.3% to $472.1 million, while the average cost increased 29 basis points to 4.21%. Average balances of money market accounts has increased $45.8 million while the average cost has increased from 2.99% to 5.49% for the nine months ended September 30, 2000. The Company restructured its money market accounts and now offers a tiered account structured with rates that increase as the balance increases. The minimum rate is 0% and the maximum rate is 5.78% as of September 30, 2000. This was done to attract new deposits, keep current deposits, and remain competitive. Interest rates have increased over the past year as the Federal Reserve Bank has raised the overnight funds rate. Average balances of passbook accounts and certificate accounts decreased $21.4 million and $7.0 million for the nine month period ending September 30, 2000 compared to 1999. The average balance of borrowed funds increased $5.6 million or 2.1% compared to the nine month period ended September 30, 1999 while the average cost increased 27 basis points. Management currently believes it is efficient to fund asset growth through FHLB borrowings. Management believes that FHLB borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income.

Net Interest Income. Net interest income before provision for loan losses for the nine month period ended September 30, 2000 decreased $50,000 to $17.4 million.

Provision for Loan Losses. The provision for loan losses during the nine month period ended September 30, 2000 was $540,000 compared to $240,000 for the nine month period ended September 30, 1999. The allowance for loan losses to gross loans receivable and total non-performing assets was 0.56% and 176%, respectively, as of September 30, 2000 as compared to 0.48% and 89%, respectively as of September 30, 1999. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans receivable which are deemed probable based on information currently known to management. While management believes the Association's allowance for loan losses is sufficient to cover losses in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income. Non-interest income consists of service fees, gains and losses on the sale of loans and securities, fees from data processing services sold, trading profits and other miscellaneous items. For the nine month period ended September 30, 2000, non-interest income was $2.9 million compared to $3.0 million for the same period in 1999. The decrease of $67,000 or 2.3%, is primarily due to a reduction in data processing fees of $516,000, a decrease of $85,000 in education loan sales and a decrease of $119,000 in securities gains partially offset by an increase of $224,000 in trading gains and an increase of $387,000 on service fees on products. The Company restructured its fees on savings accounts last year. The Company previously announced that it will no longer provide data processing services for other companies. The information services department will concentrate on providing data processing services to the Company only.

Non-interest Expense. Total non-interest expense was $12.6 million for the nine month period ended September 30, 2000 and $12.7 million for the same period ended in 1999. The decrease of $412,000 in compensation and employee benefits was partially offset by an increase of $505,000 in other non-interest expense. The increase in other non-interest expense is partially due to professional fees. The Company previously announced a one time expense of $650,000 in connection with the retirement of its President, John G. Micenko, effective September 2, 1999.

Income Tax Expense. Income tax expense of $1.7 million for the nine months ended September 30, 2000 resulted in an effective tax rate of 24.6%. The income tax expense recorded for the nine month period ended September 30, 1999 of $1.8 million is an effective tax rate of 24.7%. The Company utilizes municipal bonds and real estate tax credits for its tax strategy.

Average Balance Sheets and Analysis of Net Interest Income
----------------------------------------------------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following table presents certain information relating to the Company's average consolidated statements of financial condition and consolidated statements of income for the three month period ended September 30, 2000 and 1999. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from daily average balances. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees and expenses which are considered adjustments to yield.

The following table presents average balances, yields on interest-earning assets and average balances and costs of interest-bearing liabilities for the three months ended September 30, 2000 and September 30, 1999 (Dollars in Thousands).

                                                  Three Months Ended September 30,             Three Months Ended September 30,
                                                              2000                                         1999

                                                Average                   Average           Average                    Average
                                                Balance     Interest     Yield/Cost         Balance      Interest     Yield/Cost
                                                --------------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits and
    short-term investments                      $ 21,392     $   306       5.72%           $   11,407    $    102      3.58%
  Investment securities, net (1) (2)             147,487       2,639       7.16%              165,522       2,813      6.80%
  Loans receivable, net (1) (3)                  368,297       7,231       7.85%              340,301       6,399      7.52%
  Mortgage-related securities, net (1)           280,843       4,920       7.01%              311,761       5,427      6.96%
  FHLB stock                                      15,458         282       7.30%               14,991         251      6.70%
                                              -----------------------------------------------------------------------------
         Total interest-earning assets           833,477      15,378       7.38%              843,982      14,992      7.11%
Non-interest earning assets                       38,096                                       30,570
                                              ----------                                  -----------
         Total assets                          $ 871,573                                   $  874,552
                                              ==========                                  ===========

Liabilities and equity:
Interest-bearing liabilities:
  Money market savings accounts                $  69,793      $  947      5.43%            $   15,765    $    121      3.07%
  Passbook accounts                              133,601         805      2.41%               160,742         972      2.42%
  NOW accounts                                    36,895         150      1.63%                35,383         158      1.79%
  Certificate accounts                           235,177       3,288      5.59%               241,731       3,206      5.31%
                                              ------------------------------------------------------------------------------
         Total                                   475,466       5,190      4.37%               453,621       4,457      3.93%
  Borrowed Funds                                 274,052       4,074      5.95%               295,181       4,018      5.44%
  Other                                            1,331           9      2.70%                 1,339           9      2.69%
                                              ------------------------------------------------------------------------------
         Total interest-bearing liabilities      750,849       9,273      4.94%               750,141       8,484      4.52%
Non-interest bearing liabilities                  34,048                                       36,891
Shareholders' equity                              86,676                                       87,520
                                              -----------                                 -----------
Total liabilities and shareholders' equity     $ 871,573                                   $  874,552
                                              ===========                                 ===========

Net interest rate spread (4)                                  $6,105      2.44%                          $  6,508      2.59%
Net interest margin (5)                                                   2.93%                                        3.08%
Ratio of interest-earning assets to
   interest-bearing liabilities                                         111.00%                                      112.51%

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

The following table presents average balances yields on interest-earning assets and average balances and costs of interest-bearing liabilities for the nine months ended September 30, 2000 and September 30, 1999 (Dollars in Thousands).

                                               Nine Months Ended September 30, 2000        Nine Months Ended September 30, 1999

                                                Average                   Average           Average                    Average
                                                Balance     Interest     Yield/Cost         Balance      Interest     Yield/Cost
                                              ------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits                      $ 13,501      $   512     5.06%              $ 13,674    $   433       4.22%
  Investment securities, net (1) (2)              149,749        8,037     7.16%               162,789      8,215       6.73%
  Loans receivable, net (1) (3)                   363,368       20,901     7.67%               338,846     18,869       7.42%
  Mortgage-related securities, net (1)            290,315       15,369     7.06%               303,768     15,150       6.65%
  FHLB stock & other equity investments            15,458          810     6.99%                14,002        675       6.43%
                                              ------------------------------------------------------------------------------------
             Total interest-earning assets        832,391       45,629     7.31%               833,079     43,342       6.94%
Non-interest earning assets                        39,812                                       30,735
                                              ------------                                -------------
             Total assets                        $872,203                                      863,814
                                              ============                                =============
Liabilities and equity:
Interest-bearing liabilities:
  Money market savings accounts                    60,909      $ 2,508     5.49%              $ 15,095    $   339       2.99%
  Passbook accounts                               139,736        2,507     2.39%               161,133      2,896       2.40%
  NOW accounts                                     36,856          449     1.62%                34,940        463       1.77%
  Certificate accounts                            234,647        9,447     5.37%               241,656      9,609       5.30%
                                              ------------------------------------------------------------------------------------
        Total                                     472,148      $14,911     4.21%               452,824     13,307       3.92%
  Borrowed Funds                                  280,478       12,029     5.72%               274,836     11,231       5.45%
  Other                                             1,595           26     2.17%                 1,611         26       2.15%
                                              ------------------------------------------------------------------------------------
        Total interest-bearing liabilities        754,221      $26,966     4.77%               729,271     24,564       4.49%
Non-interest bearing liabilities                   34,358                                       36,490
Shareholders' equity                               83,624                                       98,053
                                              ------------                                -------------
Total liabilities and shareholders' equity       $872,203                                     $863,814
                                              ============                                =============

Net interest rate spread (4)                                   $18,663     2.54%                          $18,778       2.45%
Net interest margin (5)                                                    2.99%                                        3.01%
Ratio of interest-earning assets to
  interest-bearing liabilities                                           110.36%                                      114.23%

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

Allowance for Loan Losses
-------------------------

The following table sets forth the changes in the allowance for loan losses for the nine month period ended September 30, 2000 (Dollars in Thousands):

                  Balance, December 31, 1999         $1,731
                  Provision for loan losses             540
                  Net charge-offs                       (78)
                                                 ----------

                  Balance, September 30, 2000        $2,193
                                                     ======

Non-Performing Assets
---------------------

The following table presents information regarding the Company's non-performing assets as of the dates indicated:

                                                                            September     September
                                                                            30, 2000      30, 1999
                                                                          --------------------------
                                                                            (Dollars in Thousands)
Non-performing loans:
   Non-accrual loans                                                            $1,051        $1,507
   Accruing loans which are contractually
      past due 90 days or more                                                       -             -
   Restructured loans                                                                -             -
----------------------------------------------------------------------------------------------------
      Total non-performing loans                                                $1,051        $1,507
   Real estate owned                                                               196           315
----------------------------------------------------------------------------------------------------
         Total non-performing assets                                            $1,247        $1,822
====================================================================================================

   Non-performing assets as a percent of gross loans receivable                    .33%          .51%
   Non-performing assets to total assets                                           .14%          .21%
   Allowance for loan loss as a percent of gross loans receivable                  .56%          .48%
   Allowance for loan loss to non-performing assets                                176%           89%

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

The Company is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the OTS regulations. The minimum required liquidity is currently 4%. The Company's liquidity for the month of September 30, 2000 was 23.3%.

As of September 30, 2000, the Company had commitments to originate loans of $1.1 million and purchase loans of $2.4 million. The Company anticipates that it will have sufficient funds available to meet these commitments.

As of September 30, 2000, the Company's equity capital exceeded each of the OTS capital requirements. OTS requires Tier I capital to adjusted assets of 4.00% and the Company had 8.77%. Tier I capital to risk-based assets requirement is 4.00% and the Company had 22.19%. The total capital to risk-based assets requirement is 8.00% and the Company had 22.99%.

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

Other Developments
------------------

At a Board meeting held September 26, 2000 the Board approved changing the name of the savings and loan subsidiary to Great American Federal from Great American Federal Savings and Loan Association. This change is subject to OTS approval.

On April 25, 2000, the Board authorized the repurchase of up to 294,973 of the Company's shares. Through October 30, 2000, 199,528 shares were repurchased at an average cost of $13.17 per share. It is anticipated that the remaining 95,445 shares authorized to be repurchased under the current plan will be repurchased during the final two months of 2000. From November 1996 to October 2000, the Company has repurchased 3,192,271 shares. Management and the Board believe share repurchases to be one method of enhancing shareholder value.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk
------        ----------------------------------------------------------

Management is responsible for monitoring and limiting the Company's exposure to interest rate risk within established guidelines while maximizing net interest income. The Company will continue to monitor the Company's interest rate sensitivity with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Further discussion on market risk is in the Company's December 31, 1999 Annual Report on Form 10-K.

PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings
------      -----------------
                     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition, results of operations and cash flows.

Item 2.     Changes in Securities and Use of Proceeds
------      -----------------------------------------
                     None

Item 3.     Defaults upon Senior Securities
------      -------------------------------
                     None

Item 4.     Submission of Matters to a Vote of Security Holders
------      ---------------------------------------------------
                     None

Item 5.     Other Information
------      -----------------
                     1. The Board of Directors declared on October 25, 2000 a dividend of $.18 per share to stockholders of record on November 9, 2000, payable on November 21, 2000.
                     2. On September 26, 2000, the Association's Board of Directors resolved to change the name of the Association from Great American Federal Savings and Loan Association to Great American Federal. (See page 16.)

Item 6.     Exhibits and Reports on Form 8-K
------      --------------------------------

                   3.1      Certificate of Incorporation of GA Financial, Inc. *
                   3.2      Amended Bylaws of GA Financial, Inc. **
                   4.0      Stock Certificates of GA Financial, Inc. *
                  10.1 Employment Agreement between Great American Federal Savings and Loan Association and Todd L. Cover.
                  11.0 Computation of Earnings per Share. This is incorporated by reference to footnote number 4 of the financial statements on page number 6.
                  27.0 Financial Data Schedule No 8-K filed during quarter ended September 30, 2000.

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

                                                 GA FINANCIAL, INC.
                                       ------------------------------------
                                                 (Registrant)




Date   November  10, 2000                        By /s/ John M. Kish
     -------------------------                      -----------------------
                                                 John M. Kish
                                       Chairman of the Board and Chief Executive
                                         Officer (Principal Executive Officer)




Date   November 10, 2000                         By /s/ Raymond G. Suchta
     -------------------------                      ----------------------------
                                                 Raymond G. Suchta
                                       Chief Financial Officer and Treasurer
                                       (Principal Accounting and Financial
                                                      Officer)