Form 10-K405
period 2000-12-31
GA FINANCIAL INC/PA
filed 2001-04-02
CIK 1005313

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                         Commission File No.: 1-14154

                               ----------------

                              GA FINANCIAL, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              25-1780835
                                           (I.R.S. Employer Identification
    (State or other jurisdictionof                     Number)
    incorporation or organization)

                           4750 Clairton Boulevard,
                        Pittsburgh, Pennsylvania 15236
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (412) 882-9946

          Securities registered pursuant to Section 12(b) of the Act:

                                                             (Name of exchange
              (Title of class)                              on which registered)
              ----------------                              --------------------
   Common Stock, par value $0.01 per share              The American Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $72,186,102 based upon the last sales price as listed on The American Stock Exchange for March 12, 2001.

  The number of shares of Common Stock outstanding as of March 12, 2001 is:
5,466,549.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Report to Stockholders for the year ended December 31, 2000, are incorporated by reference into Part II of this Form 10-K.

  Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                          PAGE
                                                                          ----

                                     PART I

 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................   22
 Item 3.  Legal Proceedings.............................................   22
 Item 4.  Submission of Matters to a Vote of Security Holders...........   23

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................   23
 Item 6.  Selected Financial Data.......................................   23
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   23
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   23
 Item 8.  Financial Statements and Supplementary Data...................   23
 Item 9.  Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   23

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............   23
 Item 11. Executive Compensation........................................   23
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   24
 Item 13. Certain Relationships and Related Transactions................   24

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   24

 SIGNATURES..............................................................  26

ITEM 1. BUSINESS.

General

  GA Financial, Inc. (the "Company") was incorporated under Delaware law in December 1995. The Company completed its initial public offering of 8,900,000 shares of common stock on March 26, 1996 in connection with the conversion of Great American Federal (the "Association") from the mutual to stock form of ownership. GA Financial, Inc. is the parent company of the Association and New Eagle Capital, Inc. The Association is a federally chartered savings and loan association and is wholly-owned by the Company. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Association and New Eagle Capital, Inc. Accordingly, the discussion herein addresses the consolidated operations of the Company as they are conducted through the Association and New Eagle Capital, Inc. New Eagle Capital, Inc. is a Delaware investment holding company which holds investment securities in the state of Delaware. Income from these types of investments is taxed at more favorable rates in Delaware compared to other states.

  The Association was originally chartered in 1914. The Association's principal business is to operate a customer oriented savings and loan association. The Association attracts retail deposits from the general public in its primary market area and invests those funds primarily in fixed-rate one- to four-family owner-occupied mortgage loans, consumer loans and investment, mortgage-backed and mortgage-related securities. To a lesser extent, the Association invests in construction and development loans, multi-family loans and commercial real estate loans. The Association's revenues are derived principally from interest on mortgage loans and interest and dividends on investment, mortgage-backed and mortgage-related securities and, to a much lesser extent, short-term investments and other fees and services charges. The Association's primary sources of funds is retail deposits, loan repayments and borrowed funds from the Federal Home Loan Bank. The Company has 214 full-time equivalent employees as of December 31, 2000.

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

Lending Activities

  Loan Portfolio Composition. The Association's loan portfolio primarily consists of first mortgage loans secured by one- to four-family residences and consumer loans (consisting of home equity loans and education loans) and, to a much lesser extent, multi-family loans, residential construction and development loans, commercial real estate loans and other loans. The Association has attempted to offset the decline in demand for one- to four-family mortgage loans secured by properties located in the Association's market area by purchasing such loans secured by properties outside of its primary market area. During the year ended December 31, 2000, the Association purchased $55.1 million of such loans.

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

  Loan Maturity. The following table shows the remaining contractual maturity of the Association's loans as of December 31, 2000. As of December 31, 2000, all of the Association's loans, except for education loans, were categorized as held for investment. The table does not include the effect of future principal prepayments.

                                               As of December 31, 2000
                          ------------------------------------------------------------------
                          One- to                    Construction                   Total
                           Four-   Multi-                and                        Loans
                           Family  Family Commercial Development  Consumer Other  Receivable
                          -------- ------ ---------- ------------ -------- ------ ----------
                                                (Dollars in thousands)
Amounts due:
 One year or less.......  $     75 $   21  $    --     $23,730    $19,423  $4,204  $ 47,453
 After one year:
 More than one year to
  five years............     2,116    337       21       1,672     28,677     610    33,433
 More than five years...   274,420  5,217   23,474          --     29,727   2,430   335,268
                          -------- ------  -------     -------    -------  ------  --------
Total amount due........  $276,611 $5,575  $23,495     $25,402    $77,827  $7,244  $416,154
Less:
 Undisbursed loan funds..........................................................    13,589
 Deferred loan fees, net.........................................................       464
 Allowance for loan losses.......................................................     2,268
                                                                                   --------
Total loans, net.................................................................  $399,833
                                                                                   ========

  The following table sets forth as of December 31, 2000 the dollar amount of construction and commercial real estate loans contractually due after December 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.

                                                       Due After December 31,
                                                                2001
                                                     --------------------------
                                                      Fixed  Adjustable  Total
                                                     ------- ---------- -------
                                                           (In thousands)
Mortgage loans:
Construction and development........................ $    --   $1,672   $ 1,672
Commercial..........................................  14,945    8,550    23,495

  Origination, Sale, Servicing and Purchase of Loans. The Association's mortgage origination lending activities are conducted by loan personnel at its fifteen full service branch offices. Although the Association offers both adjustable-rate and fixed-rate mortgage loans, the substantial majority of the Association's loan originations have been fixed-rate mortgage loans. The Association's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Association has not emphasized the origination of adjustable-rate mortgage loans due to the relatively low demand for such loans in the Association's primary market area and aggressive pricing by competitors offering such loans. While the Association generally retains for its portfolio all of the mortgage loans that it originates, the Association may, in the future, sell mortgage loans that it originates depending on market conditions and the financial condition of the Association. As of December 31, 2000, there were no mortgage loans categorized as held for sale. The Association intends to continue purchasing single-family owner-occupied loans to supplement loan demand as needed. Loans purchased by the Association generally must meet the same underwriting criteria as loans originated by the Association. Loans purchased by the Association are generally funded by the Association, closed in the name of the correspondent financial institution and immediately assigned to the Association, and are generally purchased by the Association on a servicing released basis. At December 31, 2000, the Association had $242.5 million of loans serviced by others, including education loans.

  One- to Four-Family Residential Mortgage Lending. The Association offers residential mortgage loans primarily secured by owner-occupied one- to four-family residences. Loan originations are generally obtained from existing or past customers, members of the local communities served, or referrals from local real estate agents, attorneys and builders. The Association primarily originates fixed-rate loans, but also offers adjustable-rate mortgage ("ARM") loans. As of December 31, 2000, one- to four-family mortgage loans totaled $276.6 million, or 66.5% of total gross loans. Of the Association's mortgage loans secured by one- to four-family residences, $235.7 million, or 56.6%, of total gross loans were fixed rate loans.

  The Association originates and purchases mortgage loans for its own portfolio. Originated mortgage loans are secured by properties located within the Association's primary market area of Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties, Pennsylvania. The Association's total one- to four-family mortgage loan portfolio has increased 8.2% from $255.6 million, or 29.0% of total assets and 71.3% of total gross loans, as of December 31, 1999 to $276.6 million, or 31.1% of total assets and 66.5% of total gross loans, as of December 31, 2000 as a result of loan purchases to offset the decrease in one- to four-family mortgages originated within the Association's branches.

  The Association also presently offers one-year ARM loans. One-year ARM loans have interest rates that adjust annually based on a spread of 275 basis points above the weekly average yield of the one year CMT Index, subject to a limitation on interest rate increases and decreases of 2.0% per year, a lifetime ceiling on interest rate increases of 6.0% above the origination rate, and a floor on interest rate decreases of 4.0% below the origination rate. The Association offers these loans with conversion features whereby the loan may be converted to a fixed-rate loan during the first five years of the loan. The Association's ARM loans are offered with terms of up to 30 years.

  The volume and types of ARM loans originated by the Association have been affected by such market factors as the level of interest rates, competition, consumer preferences and the availability of funds. In recent years, demand for ARM loans has been weak due to the low interest rate environment and consumer preference for fixed-rate loans.

  The Association has not sold one- to four-family mortgage loans in the secondary market. Mortgage loans that are originated by the Association are underwritten in conformity with Fannie Mae secondary market requirements. The Association has been approved by the Fannie Mae to sell mortgage loans in the secondary market, and may sell loans to Fannie Mae in the future.

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

  In an effort to provide financing for low and moderate income home buyers, the Association participates in various Community Loan Programs. These programs offer single-family residential mortgage loans to residents of the CRA delineated lending areas. These loans are offered with terms of up to 30 years. Such loans must be secured by a single-family owner-occupied unit. These loans are originated using modified underwriting guidelines with reduced down payments and loan fees. Such loans are originated in amounts up to 97% of the lower of the property's appraised value or the sale price. Because the Association typically charges a lower rate of interest, lower mortgage origination fees and a discount on closing costs on its Community Loan Programs, the Association expects to achieve a lower rate of return on such loans, as compared to other residential mortgage loans. During 2000 the Association originated 28 community loans totaling $1.6 million.

  The Association offers full-time employees of the Association, who satisfy certain criteria and the general underwriting standards of the Association fixed and adjustable-rate mortgage loans with interest rates which are currently below the rates offered to the Association's other customers, the Employee Mortgage Rate ("EMR"). The EMR is limited for the purchase, construction or refinance of an employee's single-family owner-occupied primary residence. When the LTV ratio does not exceed 95% (80% in the case of refinance loans), the EMR is generally no less than the Association's overall cost of funds rounded up to the next quarter percentage point, with a minimum EMR of 6.25%. Additionally, loan origination fees are waived for all EMR loans. The EMR normally ceases upon termination of employment or if the property no longer is the employee's primary residence. Upon termination of the employee, the interest rate reverts to the contract rate in effect at the time that the loan was extended. All other terms and conditions contained in the original mortgage and note continue to remain in effect. As of December 31, 2000, the Association had $2.5 million of total EMR loans, or 0.60% of total gross loans.

  Construction and Development Lending. The Association originates three types of construction and development loans for the construction and development of one- to four-family properties: (1) acquisition and development loans to qualified developers; (2) loans and lines of credit to qualified builders; and
(3) construction/permanent financing for other individuals. As of December 31, 2000, the Association had $25.4 million of construction and development loans which constituted 6.1% of the Association's total gross loan portfolio.

  The Association originates loans for the acquisition and development of one- to four-family properties located in its primary market area. The Association's acquisition and development loans primarily have been made to finance the construction of single-family, owner-occupied residential properties. These loans are offered with adjustable-rates and maturities of four years or less. Acquisition and development mortgage loans are originated with maximum LTV ratios of 65% for the acquisition of the raw land and 75% for the development of the property. Generally, the maximum loan amount for the acquisition of the land is $350,000 and the maximum loan amount for construction and development is $1.0 million. Proceeds of such loans are dispersed as phases of the construction are completed. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principal borrowers are required. However, personal guarantees may not be required on such loans depending on the creditworthiness of the borrower and amount of the down payment.

  The Association also offers loans and lines of credit to qualified builders for the construction of single-family detached residences located in the Association's primary market area. Such loans and lines of credit are only available to certain local contractors on the Association's approved list of contractors, and require that the Association be in a first lien position and limit each loan and line of credit to the construction of one single-family residence. Such builder's loans are originated with a maximum LTV ratio of 80%. The maximum borrowing limit for such lines of credit is the lesser of $185,000 or 80% of the proposed selling price of the property as completed. Upon the completion and sale of the property, the outstanding balance of such loan or line of credit is required to be repaid. Prior to that time, the borrower is required to remit monthly payments of interest only. The Association generally requires personal and/or corporate guarantees on such loans and lines of credit.

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

  Multi-Family Lending. The Association originates multi-family mortgage loans generally secured by five or more unit apartment buildings located in the Association's primary market area. Pursuant to the Association's current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 85% of the appraised value of the underlying property. In addition, the Association generally requires a debt service coverage of 120%. Properties securing these loans are appraised by an independent appraiser and title insurance is required on all such loans. As of December 31, 2000, multi-family loans totaled $5.6 million, or 1.3% of the Association's total gross loan portfolio.

  When determining whether to originate a multi-family loan, the Association considers many factors including: the net operating income of the mortgaged premises before debt service and depreciation; the debt service coverage (the ratio of net operating income to debt service); and the ratio of the loan amount to the appraised value. When evaluating the qualifications of the borrower for a multi-family loan, the Association considers the financial resources, the borrower's experience in owning and managing similar property, and the Association's lending experience with the borrower. The Association's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. In addition, the borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Association generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation.

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

  Commercial Real Estate Lending. The Association also offers commercial real estate loans that are secured by properties generally used for business purposes such as small office buildings, retail facilities, shopping centers, motels and hotels and industrial properties located in the Association's primary market area. The Association's underwriting standards and procedures are similar to those applicable to multi-family loans, whereby the Association considers the net operating income of the property and the borrower's expertise, credit history and profitability. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. The Association may not require a personal guarantee on such loans depending on the creditworthiness of the borrowers and the amount of the down payment. The Association's commercial real estate loan portfolio as of December 31, 2000 was $23.5 million, or 5.6% of total gross loans. The Association, from time to time, purchases loan participations in commercial real estate loans. Loan participation interests are subject to the same underwriting criteria as loans originated by the Association.

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

  Consumer Lending. The Association also offers both secured and unsecured consumer loans. Consumer loans consist of home equity lines of credit and installment loans and education loans. As of December 31, 2000, the Association's consumer loans amounted to $77.8 million, or 18.7% of the Association's total gross loan portfolio. Home equity loans originated are generally only available to the residents of Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties, Pennsylvania.

  The Association's home equity lines of credit are offered as revolving lines of credit with interest rates that range from .24% to 2.49% above the prime rate of interest as published by The Wall Street Journal and adjust monthly but which are capped at 17.99%. The Association's home equity installment loans are offered on a fixed-rate basis only with terms of one to fifteen years. Both types of home equity loans are offered in minimum amounts of $5,000. The home equity lines of credit are offered to a maximum amount of the lesser of $250,000 or 90% of the appraised value of the property. Home equity installment loans are offered to a maximum amount of the lesser of $185,000 or 90% of the appraised value of the property. Certain "Class B" home equity installment loans are offered to a maximum amount of 90% of the appraised value of the property, with an overall maximum of $100,000. A "Class B" home equity installment loan is one in which the borrower uses the equity in his or her existing residence to finance the acquisition of improved land and the construction of a new primary residence. As of December 31, 2000, home equity loans totaled $54.5 million, or 13.1% of the Association's total gross loans.

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

  Education loans held by the Association are administrated and guaranteed by one of two agencies: the Pennsylvania Higher Education Assistance Agency ("PHEAA") or the USA Group. Federal regulations as established by DOE apply to both agencies equally. The Association underwrites, operates and administrates participation in the FFELP under the policies and procedures outlined in the common manual of unified student loan policy for loans guaranteed by each agency. As of December 31, 2000, education loans totaled $19.4 million, or 4.7% of the Association's total gross loans. The Association has decided to sell educational loans when those loans reach repayment status.

  The Association also originates other types of loans primarily consisting of unsecured personal lines of credit and installment loans, and loans on savings accounts. These loans have a maximum borrowing limitation of $25,000 for unsecured personal loans and 90% of the account value for loans on savings accounts. Unsecured personal loans require a debt ratio (the ratio of debt service to net earnings) of 36%. Secured personal lines of credit and installment loans are generally secured by certificates of deposit and passbook savings accounts. The Association offers credit card loans to its customers in its own name. Credit card loans may require a debt ratio of 36% and are offered to a maximum credit limit of $10,000. As of December 31, 2000, personal loans totaled $4.0 million, or 1.0% of total gross loans of which $1.5 million were secured by savings accounts.

  Business Loans. The company also offers secured and unsecured business loans. Business loans are generally defined as those loans for business and/or investment purposes. Such loans may be made to individuals, partnerships, proprietorships, or corporations, and may be secured, unsecured, or partially secured. Typical forms of lending will include, but are not limited to: demand, time, and term notes; first and second mortgages; and various formal and informal commitments such as lines of credit and construction loans. As of December 31, 2000, business loans totaled $7.2 million or 1.7% of total gross loans of which $6.4 million were secured and $813,000 were unsecured.

  Loan Servicing. The Association generally services mortgage loans in its own portfolio but relies upon third party loan servicers for the servicing of purchased loans as such loans are purchased on a servicing released basis. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgage premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of un-remedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Association currently does not purchase servicing rights related to mortgage loans originated by other institutions. To date, the substantial majority of loans purchased by the Association have been purchased on a servicing released basis. As of December 31, 2000, the Association had $242.5 million of loans serviced by others and $173.7 million of loans serviced by the Association.

  Delinquencies and Classified Assets. Management performs a quarterly review of all delinquent loans ninety days or more past due with principal balances of $100,000 or more and reviews a summary of the aggregate level of non-performing loans 90 days or more past due. In addition, management reviews on an ongoing basis all loans 30 or more days delinquent. The procedures taken by the Association with respect to delinquencies vary depending on the nature of the loan and period of delinquency. In the case of real estate loans, the Association takes legal action and will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is generally acquired at foreclosure.

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

  For regulatory purposes, when an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. The general valuation allowance, which is a regulatory term, represents a loss allowance which has been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. For financial reporting purposes, the Company follows the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS 118 "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," an amendment of SFAS 114. SFAS 114 addresses the accounting by creditors for impairment of loans by specifying how reserves for credit losses related to certain loans should be measured. SFAS 118 rescinded SFAS 114 rules to permit a creditor to use existing methods for recognizing interest income on impaired loans and eliminated the income recognition provisions of SFAS 114.

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

  The Association's Loan Servicing Department reviews the Association's loans on a monthly basis and provides delinquency reports to the Board of Directors. The Association's Asset Classification Committee meets on a quarterly basis and classifies assets in accordance with the management guidelines described above. As of December 31, 2000, the Association had $1.2 million of assets classified as Substandard, $39,000 of assets classified as Doubtful and no assets classified as Loss. Also, $2.1 million was classified as special mention.

  The Association generally requires appraisals on an annual basis on foreclosed properties and at other times as deemed necessary by management. The Association also conducts external inspections on commercial real estate properties, foreclosed properties and other properties as deemed necessary. As of December 31, 2000, the Association had $154,000 of foreclosed real estate in its portfolio. The balance consisted of properties for which the Association held first or second liens.

  Non-Performing Assets. General. The following table sets forth information regarding non-accrual loans and real estate owned ("REO"). As of December 31, 2000, the Association held four REO properties totaling $154,000. It is the policy of the Association to cease accruing interest on loans 90 days or more past due and charge off all accrued interest upon foreclosure or deed-in-lieu of foreclosure. For the years ended December 31, 2000, 1999, 1998, 1997 and 1996, the amount of additional interest income that should have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $61,000, $138,000, $147,000, $72,000 and $37,000, respectively.

                                                 As of December 31,
                                          ------------------------------------
                                           2000    1999    1998    1997   1996
                                          ------  ------  ------  ------  ----
                                               (Dollars in thousands)
Non-accrual loans:
Mortgage loans:
  One- to four-family...................  $  636  $  856  $  462  $  720  $537
  Multi-family..........................      --      --      --      --    97
  Construction and development..........      --      --      --      --    --
  Commercial............................      --      --      --      --    --
Consumer loans:
  Home equity...........................     558     584     574     930    73
  Education.............................       1      13      59      69   163
Other unsecured loans...................      25      23      21      14    26
                                          ------  ------  ------  ------  ----
    Total non-accrual loans.............   1,220   1,476   1,116   1,733   896
                                          ------  ------  ------  ------  ----
Real estate owned, net(1)...............     154     345     758      --    --
                                          ------  ------  ------  ------  ----
    Total non-performing assets.........  $1,374  $1,821  $1,874  $1,733  $896
                                          ======  ======  ======  ======  ====
                                           2000    1999    1998    1997   1996
                                          ------  ------  ------  ------  ----
Allowance for loan losses as a percentof
 gross loans receivable.................    0.55%   0.48%   0.48%   0.43% 0.44%
Allowance for loan losses as a percent
 of non-performing assets...............     165%     95%     86%     76%  115%
Non-performing assets as a percent of
 gross loans............................    0.33%   0.51%   0.56%   0.56% 0.38%
Non-performing assets as a percent of
 total assets...........................    0.15%   0.21%   0.23%   0.22% 0.14%

--------
(1) REO balances are carried at the lower of cost or market value less estimated costs to sell.

  Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The Board of Directors' Asset Classification Committee reviews and approves the loan loss reserve on a quarterly basis. The allowance is based upon a number of factors, including current regional and national economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 2000 and December 31, 1999, the Association's allowance for loan losses was 0.55% and 0.48% of total gross loans, respectively. The Association had non-performing loans of $1.2 million and $1.5 million as of December 31, 2000 and December 31, 1999, respectively. The Association will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Association's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Association or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

  The following table sets forth activity in the Association's allowance for loan losses for the periods indicated.

                                        At or For the Years Ended December
                                                       31,
                                        --------------------------------------
                                         2000    1999    1998    1997    1996
                                        ------  ------  ------  ------  ------
                                              (Dollars in thousands)
Balance at beginning of period......... $1,731  $1,604  $1,322  $1,031  $  822
Provision for loan losses..............    630     390     360     300     210
Charge-offs:
  Mortgage loans:
    One-to-four-family.................    (40)    (19)    ( 5)    ( 9)     --
    Multi-family.......................     --      --      --      --      --
    Commercial.........................     --      --      --      --      --
  Consumer loans:
    Home equity........................     (9)   (164)   ( 44)     --      --
    Education..........................     (2)   ( 71)   ( 37)   ( 31)    ( 5)
  Other loans..........................    (60)    (15)    (30)    (38)    (15)
                                        ------  ------  ------  ------  ------
    Total..............................   (111)  ( 269)   (116)   ( 78)   ( 20)
Recoveries.............................     18       6      38      69      19
                                        ------  ------  ------  ------  ------
Net chargeoffs.........................    (93)   (263)    (78)     (9)     (1)
                                        ------  ------  ------  ------  ------
Balance at end of period............... $2,268  $1,731  $1,604  $1,322  $1,031
                                        ======  ======  ======  ======  ======
Ratio of net charge-offs during the
 period to average loans outstanding
 during the period.....................   0.03%   0.08%   0.02%   0.00%   0.00%
                                        ======  ======  ======  ======  ======

  The following table sets forth the Association's allowance for loan losses by categories listed and the percent of loans in each category to gross loans as of the dates indicated.

                                            As of December 31,
                              -----------------------------------------------
                                   2000            1999            1998
                              --------------- --------------- ---------------
                                     Percent         Percent         Percent
                                     of Loans        of Loans        of Loans
                                     in Each         in Each         in Each
                                     Category        Category        Category
                                     to Gross        to Gross        to Gross
                              Amount Loans(1) Amount Loans(1) Amount Loans(1)
                              ------ -------- ------ -------- ------ --------
                                          (Dollars in thousands)
Mortgage loans:
  One-to four-family........  $1,079    66%   $  773    71%   $  933    72%
  Multi-family..............     111     1        87     1       127     2
  Commercial................     470     6       349     5        --     2
  Construction and
   development..............     118     6         7     1        10     1
Consumer and business loans:
  Installment / line of
   credit...................     490    16       515    17       534    17
  Education.................      --     5        --     5        --     6
                              ------   ---    ------   ---    ------   ---
    Total valuation
     allowance..............  $2,268   100%   $1,731   100%   $1,604   100%
                              ======   ===    ======   ===    ======   ===

                                                       As of December 31,
                                                 -------------------------------
                                                      1997            1996
                                                 --------------- ---------------
                                                        Percent         Percent
                                                        of Loans        of Loans
                                                        in Each         in Each
                                                        Category        Category
                                                        to Gross        to Gross
                                                 Amount Loans(1) Amount Loans(1)
                                                 ------ -------- ------ --------
                                                     (Dollars in thousands)
Mortgage loans:
  One--to four-family........................... $  624    69%   $  706    76%
  Multi-family..................................    100     2       117     3
  Commercial....................................     14     1        15     2
  Construction and development..................     23     1        27     2
Consumer and business loans:
  Installment / Line of credit..................    561    21       166    10
  Education.....................................     --     6        --     7
                                                 ------   ---    ------   ---
    Total valuation allowance................... $1,322   100%   $1,031   100%
                                                 ======   ===    ======   ===

--------
(1) Gross loans include loans receivable held for investment and education loans held for sale.

  Real Estate Owned. As of December 31, 2000, the Association held four properties totaling $154,000. When the Association acquires property through foreclosure or deed-in-lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property. Thereafter, if there is a further deterioration in value, the Association provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Association to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Association's policy to require appraisals on foreclosed properties and conduct inspections on foreclosed properties.

Investment Activities

  The Company can invest in common and preferred stocks, limited partnerships and all investments the Association is permitted to invest in. Anything other than that requires Board of Directors approval. Federally-chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally-chartered savings institution is otherwise authorized to make directly. Additionally, the Association must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Association has maintained liquid assets above the minimum OTS requirements to meet its normal daily activities.

  The investment policy of the Association, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk as a complement to the Association's lending activities. The Association's current investment policy provides that the Association may invest in the following types of securities: U.S. Government agency debt securities, short-term money market instruments, mutual funds that primarily invest in mortgage-backed securities and that also qualify as liquid assets under the OTS regulations, federal funds and federal government-sponsored agency-issued mortgage-backed and mortgage-related securities, investment grade corporate debt obligations and other investments as authorized by the OTS and as may be approved by the Board of Directors. As of December 31, 2000, the Association's investment securities generally consisted of federal government-sponsored agency debt securities (primarily issued by FHLB, Fannie Mae and Freddie Mac), investment grade corporate debt obligations, commercial paper, municipal obligations and mutual fund securities. As of such date its mortgage-backed securities portfolio generally consisted of fixed- and adjustable-rate mortgage-backed securities issued by the Fannie Mae, Ginnie Mae and Freddie Mac and its mortgage-related securities portfolio consisted of fixed- and adjustable-rate Collateralized Mortgage Obligations ("CMO") backed by Fannie Mae and Freddie Mac.

  The Board of Directors monitors and ratifies the investment decisions of the Association's officers that have been authorized to manage the investment portfolio (the President, Chief Financial Officer and Chief Lending Officer). On at least a quarterly basis, the Asset/Liability Management Committee also reviews the Association's securities portfolio and, in connection therewith, reviews the market value of each security held. The Association's current investment policy generally limits investment securities (consisting of agency and corporate debt obligations and commercial paper) to 25% of total assets and limits the weighted average life of such portfolio to twenty years or less. The Association's policies also provide that investments in any one CMO, Real Estate Mortgage Investment Conduit ("REMIC") and other asset-backed obligation may not, exceed 5% of total assets and limits the weighted average life of such investments to less than seven years. The Association's policies also limit the aggregate investment in such securities to 20% of total assets.

  As required by SFAS 115, the Association has established an investment portfolio of securities that may be categorized as held to maturity, available for sale or held for trading.

  Mortgage-Backed Securities. As of December 31, 2000, the Association had $198.9 million in mortgage-backed securities, or 22.4% of total assets, which generally consisted of mortgage-backed securities guaranteed by Ginnie Mae or insured by either Fannie Mae or Freddie Mac. Mortgage-backed securities generally yield less than the mortgage loans that underlie such securities because of the cost of payment guaranties or credit enhancement that result in nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Association. In general, mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac and certain AA-rated and AAA-rated mortgage-backed pass through securities are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by Ginnie Mae are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. These types of securities allow the Association to optimize regulatory capital to a greater extent than non-securitized whole loans. See "Regulation and Supervision--Federal Savings Institution Regulation--Capital Requirements" for a discussion of the OTS risk-based capital requirement.

  While mortgage-backed securities carry a reduced credit risk as compared to whole mortgage loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. Specifically, investments in mortgage-backed and CMOs, discussed below, involve risks that in a declining interest rate environment actual prepayments may exceed prepayments estimated over the life of the security which, in turn, may result in a loss of any premiums paid for such instrument thereby reducing the net yield on such securities. Conversely, if interest rates increase, the market value of such securities may be adversely affected.

  Mortgage-Related Securities. As of December 31, 2000, the Association had $66.8 million of mortgage-related securities, or 7.5% of total assets, consisting of CMOs issued by Freddie Mac and Fannie Mae. CMOs are a type of debt security issued by a special purpose entity that aggregates pools of underlying fixed- and adjustable-rate mortgages or mortgage-backed securities and creates different classes of CMO securities with different maturities and, in some cases, amortization schedules as well as residual interest with each such class possessing different risk characteristics. The cash flows from the underlying collateral is generally divided into tranches or classes whereby such tranches have descending priorities with respect to the distribution of principal repayments from the underlying mortgages or mortgage-backed securities. In contrast to mortgage-backed securities in which cash flow is received (and, accordingly, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. Accordingly, CMOs attempt to moderate the reinvestment risk associated with conventional mortgage-backed securities when prepayments of the mortgages underlying such securities prepay faster than anticipated. CMOs are issued by special purpose entities formed by government-sponsored agencies, such as Fannie Mae or Freddie Mac, and private issuers; however, the Association generally only invests in CMOs issued by government-sponsored agencies which are collateralized by mortgage-backed securities.

  While CMOs issued by government-sponsored agencies involve reduced credit risk, they involve prepayment risk (i.e., the risk that actual prepayments of the mortgage loans or mortgage backed securities underlying the CMOs will be greater than estimated prepayments over the life of the security upon which the price of the security CMO is based). In the event actual prepayments exceed estimated prepayments, it may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with CMOs if the cash flows from such securities are at rate greater than the estimated cash flow or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

  Corporate Obligations. As of December 31, 2000, the Association had $9.2 million of corporate obligations available for sale, or 1.0% of total assets and $12.8 million held to maturity or 1.4% of total assets. The Association's investments in corporate debt obligations, as of December 31, 2000, generally consisted of short term debt obligations issued by large and medium sized U.S. and multinational corporate issuers. The Association's policies require all corporate debt obligations purchased by the Association to be denominated in dollars and be rated in one of the four highest categories by a nationally recognized rating agency and the average maturity of such securities may not exceed six years.

  Investments in corporate debt obligations and commercial paper involve credit risk as they are not insured or guaranteed by the U.S. government or any agency thereof, generally are not secured by collateral and generally rely upon future income from the operations of the issuer for repayment of principal and interest.

  Ginnie Mae Forward Commitments. The Company had only limited involvement with derivative financial instruments. Periodically, the Company entered into unconditional forward commitments to purchase mortgage-backed securities, such as those issued by Ginnie Mae, at a fixed price and coupon rate to be delivered, typically, no longer than six months in the future. In addition, the Company also entered into 50-50 flexible commitments to purchase mortgage-backed securities issued by Ginnie Mae's whereby the broker delivered at least 50% of the commitment amount or up to 150% of the total commitment amount on the settlement date. In effect, 50% of the commitment represented an unconditional forward commitment and the remaining portion of the commitment represented standby commitments (put options) with certain brokers approved by the Board of Directors. The Company only entered into these commitments when it had available liquidity to meet the full amount of the commitment. Certain purchase commitments were "paired off" against sale commitments for the same type of security bearing the same contract amount, rate and settlement date.

  Risks associated with these commitments arose from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. Under standby commitments, the Company bore the risk of an unfavorable change in the price of the mortgage-backed securities underlying the options. The Company reviewed the creditworthiness of the parties to these commitments.

  No such forward commitments were entered into subsequent to June 1999. The last purchase commitment settled in September 1999. Accordingly, the Company had no forward or standby commitments outstanding as of December 31, 2000.

  U.S. Government Agency Debt Securities. As of December 31, 2000, the Company had $37.4 million of U.S. Government agency debt securities, or 4.2% of total assets. All government debt securities are issued directly by the U.S. government, either through the Treasury Department or through one of the many federal agencies created by Congress. U.S. Treasury Securities are issued by the Treasury Department and are backed by the full faith and credit of the U.S. government.

  Marketable Equity Securities. As of December 31, 2000 the Company had $37.7 million of marketable equity securities, or 4.2% of total assets. The Company also had $798,000 in trading securities. The trading securities are all equity securities. Marketable equity securities consisted primarily of mutual funds containing government securities and prime rate loans, bank industry related common and preferred stocks, bank industry related trust preferred securities and, to a lesser extent, other various equities.

  Municipal Obligations. As of December 31, 2000, the Company had $61.0 million of municipal obligations, or 6.9% of total assets. The Company's investment policy requires all municipal obligations to be rated in one of the four highest categories by a nationally recognized rating agency. The Company purchases primarily Pennsylvania municipal bonds that are issued by school districts and municipalities.

  The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Association's available for sale investment securities and mortgage-backed and mortgage-related securities as of December 31, 2000.

                                             As of December 31, 2000
                         ---------------------------------------------------------------
                                    More than    More than
                         One Year   One Year     Five Years  More than
                         or Less  to Five Years to Ten Years Ten Years       Total
                         -------- ------------- ------------ --------- -----------------
                                                                                Weighted
                         Carrying   Carrying      Carrying   Carrying  Carrying Average
                          Value       Value        Value       Value    Value    Yield
                         -------- ------------- ------------ --------- -------- --------
                                             (Dollars in thousands)
Investment securities:
  U.S. Government agency
   debt................. $   999     $11,578      $ 3,830    $ 21,019  $ 37,426   6.75%
  Municipal
   obligations(1).......   1,505       2,677        5,628      51,163    60,973   6.72
  Corporate
   obligations..........      --       7,381           --       1,845     9,226   6.41
  Marketable equity
   securities...........  37,745          --           --          --    37,745   4.82
                         -------     -------      -------    --------  --------   ----
    Total investment
     securities.........  40,249      21,636        9,458      74,027   145,370   6.22%
                         -------     -------      -------    --------  --------   ----
Mortgage-backed and
 mortgage-related
 securities:
  Mortgage-backed
   securities...........   3,024          74          783     194,973   198,854   6.88
  Collateral mortgage
   obligations..........      --          --       13,457      53,370    66,827   6.37
                         -------     -------      -------    --------  --------   ----
    Total mortgage-
     backed and
     mortgage-
     related
     securities.........   3,024          74       14,240     248,343   265,681   6.75
                         -------     -------      -------    --------  --------   ----
    Total investments... $43,273     $21,710      $23,698    $322,370  $411,051   6.56%
                         =======     =======      =======    ========  ========   ====

--------
(1)The weighted average yield for municipal obligations are fully taxable equivalent.

  The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Association's held to maturity investments as of December 31, 2000.

                                             As of December 31, 2000
                         ---------------------------------------------------------------
                                    More than    More than
                         One Year   One Year     Five Years  More than
                         or Less  to Five Years to Ten Years Ten Years       Total
                         -------- ------------- ------------ --------- -----------------
                                                                                Weighted
                         Carrying   Carrying      Carrying   Carrying  Carrying Average
                          Value       Value        Value       Value    Value    Yield
                         -------- ------------- ------------ --------- -------- --------
                                             (Dollars in thousands)
Corporate Obligations...  $9,882     $2,879          --          --    $12,761    7.40%
                          ------     ------         ---         ---    -------    ----

Sources of Funds

  General. Deposits, loan repayments and prepayments, proceeds from sales of loans, principal and interest payments on investment and mortgage-backed and mortgage-related securities, FHLB advances and cash flows generated from operations are the primary sources of the Association's funds for use in lending, investing and for other general purposes.

  Deposits. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of savings, checking accounts, money market accounts and certificate accounts. The flow of deposits is influenced significantly by general and regional economic conditions, changes in money market rates, prevailing interest rates and competition. The Association's deposits are obtained predominantly from the areas in which its branch offices are located. To attract and retain deposits, the Association relies primarily on pricing its deposit products at a competitive rate providing customer service and its long-standing relationships with customers; however, market interest rates and rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits. The Association uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. Certificate accounts in excess of $100,000 are not actively solicited by the Association and the Association does not currently use brokers to obtain deposits.

  As of December 31, 2000, certificate accounts with maturities of one year or less totaled $102.3 million, or 19.6% of total deposits. While the Association believes that, based on the Association's historical deposit outflow activity, the substantial majority of such accounts will remain with the Association, if a material amount of such accounts were not renewed it could have a material adverse impact on the liquidity and cash flows of the Association and may result in increased interest expense in the event the Association paid higher rates to attract and retain deposit accounts or increased its utilization of higher cost borrowings to fund its liquidity needs.

  The following table presents the deposit activity of the Association for the periods indicated:

                                               For the Years Ended December 31,
                                               ---------------------------------
                                                  2000       1999        1998
                                               ---------- ----------  ----------
                                                        (In thousands)
Net deposits (withdrawals).................... $    7,198 $   (4,798) $    2,221
Interest credited on deposit accounts.........     20,163     17,374      18,173
                                               ---------- ----------  ----------
  Total increase (decrease) in deposit
   accounts................................... $   27,361 $   12,576  $   20,394
                                               ========== ==========  ==========

  The following table sets forth the distribution of the Association's average deposit accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented. Averages for the periods presented utilize daily average balances.

                                                 For the Years Ended December 31,
                         --------------------------------------------------------------------------------
                                    2000                       1999                       1998
                         -------------------------- -------------------------- --------------------------
                                  Percent                    Percent                    Percent
                                  of Total Weighted          of Total Weighted          of Total Weighted
                         Average  Average  Average  Average  Average  Average  Average  Average  Average
                         Balance  Deposits   Cost   Balance  Deposits   Cost   Balance  Deposits   Cost
                         -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                      (Dollars in thousands)
Money market savings
 accounts............... $ 63,490   12.56%   5.42%  $ 18,770    3.87%   3.66%  $ 14,342    3.04%   2.29%
Savings accounts........  136,367   26.99    2.40    157,920   32.58    2.41    159,374   33.84    2.76
Checking accounts.......   36,859    7.29    1.61     33,744    6.96    1.82     31,886    6.77    1.78
Non-interest-bearing
 accounts...............   31,143    6.17      --     31,944    6.59      --     25,565    5.43      --
Time deposits...........  237,458   46.99    5.47    242,384   50.00    5.30    239,819   50.92    5.58
                         --------  ------    ----   --------  ------    ----   --------  ------    ----
 Total average
  deposits.............. $505,317  100.00%   4.02%  $484,762  100.00%   3.69%  $470,986  100.00%   3.95%
                         ========  ======    ====   ========  ======    ====   ========  ======    ====

  Borrowings. The Association utilizes advances from the FHLB as an alternative to retail deposits to fund its operations and may do so in the future as part of its operating strategy. These FHLB advances are collateralized primarily by certain of the Association's mortgage loans and mortgage-backed securities and secondarily by the Association's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. The Association also utilizes securities sold under agreement to repurchase. As of December 31, 2000 the Association had $217.5 million of FHLB advances and $51.1 million of securities sold under agreement to repurchase.

  The following table sets forth certain information regarding the Association's short term borrowed funds as of or for the periods ended on the dates indicated:

                                                   As of or For the Year
                                                     Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
                                                   (Dollars in thousands)
Average balance outstanding..................... $125,734  $ 84,539  $126,128
                                                 ========  ========  ========
Maximum amount outstanding at any month-end
 during the period ............................. $148,977  $117,660  $147,038
                                                 ========  ========  ========
Balance outstanding at end of period............ $137,598  $115,160  $ 95,785
                                                 ========  ========  ========
Weighted average interest rate
 during the period..............................     6.36%     6.02%     5.83%
                                                 ========  ========  ========
Weighted average interest rate at end
 of period......................................     6.35%     5.82%     5.93%
                                                 ========  ========  ========

Subsidiary Activities

  GA Financial Inc. is the parent company of the Association and New Eagle Capital, Inc. Great American Financial Services, Inc. is a wholly-owned subsidiary of the Association, which currently does not conduct any activities.

                          REGULATION AND SUPERVISION

General

  As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

Holding Company Regulation

  The Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Association continued to be a qualified thrift lender. See "Federal Savings Institution Regulation--QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Association continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Association Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

  Acquisition of the Holding Company. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

  Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

  The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

  The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 2000, the Association met each of its capital requirements.

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

  In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2000, FICO payments for SAIF members approximated 2.06 basis points.

  The Association's assessment rate for fiscal 2000 was approximately 2.1 basis points. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

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

  Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2000, the Association's limit on loans to one borrower was $12.0 million, and the Association's largest aggregate outstanding balance of loans to one borrower was $5.6 million.

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

  A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2000, the Association maintained 97% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

  Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the new regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Association, it is a subsidiary of a holding company. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the

Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

  Liquidity. During 2000, the Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 4%.

  Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31, 2000 totaled $101,000.

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

Federal Home Loan Bank System

  The Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Association, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Association was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2000 of $15.5 million.

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

Federal Reserve System

  The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over $5.5 million to and including $42.8 million and a 10% reserve ratio is applied above $42.8. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. These amounts are adjusted annually. The Association complies with the foregoing requirements.

                          FEDERAL AND STATE TAXATION

Federal Taxation

  General. The Company and the Association report their income on a calendar year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association was last audited by the IRS for 1995. Tax years 1996 through 1999 are still open for examination under the statute of limitations. For its 2000 taxable year, the Association is subject to a maximum federal income tax rate of 34.0%.

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

  The Association is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 other than its supplemental reserve for losses on loans, if any over the balance of such reserves as of December 31, 1987 (or a lesser amount since the Association's loan portfolio decreased since December 31,
1987). As a result of such recapture, the Association will incur an additional tax liability of approximately $765,000 which is to be paid beginning in 1998 over a six year period. As of December 31, 2000, the tax liability remaining for such recapture is $383,000.

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

ITEM 2. PROPERTIES.

  The Company presently conducts its business through an administrative and full service office located in the Borough of Whitehall and fourteen other full service branch offices, all of which are located in the greater Pittsburgh metropolitan area. The Association owns the building and land for eight of its offices and leases its remaining seven offices. As of December 31, 2000, Great American Federal's land, building and equipment had a net book value of $7.4 million.

ITEM 3. LEGAL PROCEEDINGS.

  The Association is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  Information relating to the market for Registrant's common equity and related stockholder matters appears under "Stock Information" and "Stock Price" on the inside back cover of the Registrant's 2000 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The above-captioned information appears under "Selected Consolidated Financial and Other Data" in the Registrant's 2000 Annual Report to Stockholders on page 5 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2000 Annual Report to Stockholders on pages 6 though 14 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  This information contained in the Section captioned, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Management of Interest Rate Risk and Market Risk Analysis" on pages 6 through 8 of the 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Consolidated Financial Statements of GA Financial, Inc. and its subsidiaries, together with the report thereon by KPMG LLP appears in the Registrant's 2000 Annual Report to Stockholders on pages 15 through 38 and are incorporated herein by reference. The report and consent of PricewaterhouseCoopers LLP for their audit of the consolidated financial statements of GA Financial, Inc. for the year ended December 31, 1998 is filed herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001, at pages 4 through 6.

ITEM 11. EXECUTIVE COMPENSATION.

  The information relating to directors' compensation and executives' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25,

2001, at pages 7 through 10 and pages 12 through 15 (excluding the Executive Compensation Committee Report, Audit and Compliance Committee Report and Stock Performance Graph).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001, at page 3.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001, at page 16 and 17.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this report:

  (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2000 Annual Report to Stockholders.

                                                                         PAGE
                                                                         -----
   Independent Auditors' Report for 2000 Financial Statements...........    15

   Consolidated Statements of Financial Condition as of December 31,
    2000 and 1999.......................................................    16

   Consolidated Statements of Income and Comprehensive Income for the
    Years Ended December 31, 2000, 1999 and 1998........................    17

   Consolidated Statements of Cash Flows for the Years Ended December
    31, 2000, 1999 and 1998.............................................    18

   Consolidated Statements of Shareholders' Equity for the Years Ended
    December 31, 2000, 1999 and 1998....................................    19

   Notes to Consolidated Financial Statements for the Years Ended
    December 31, 2000, 1999 and 1998.................................... 20-38

  The remaining information appearing in the 2000 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

  (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

  (3) Exhibits

    (a) The following exhibits are filed as part of this report.

      3.1 Certificate of Incorporation of GA Financial, Inc. (1)

      3.2 Amended Bylaws of GA Financial, Inc. (2)

      4.0 Stock Certificate of GA Financial, Inc. (1)

          Amended and Restated GA Financial Inc. 1996 Stock-Based Incentive
     10.1 Plan (3)

          Employment Agreement between Great American Federal and John M. Kish
     10.2 (4)

     10.3 Employment Agreement between GA Financial, Inc. and John M. Kish (4)

     10.4 Change in Control Agreement between Great American Federal and Todd
          Cover (5)

     10.5 Change in Control Agreement between GA Financial, Inc. and Raymond G.
          Suchta (1)

     11.0 Statements are computation of per share earnings is incorporated herein by reference to Part IV.

     13.0 Portions of the 2000 Annual Report to Stockholders (filed herewith)

     21.0 Subsidiary information is incorporated herein by reference to "Part
          I--Subsidiaries"

     23.0 Consent of KPMG LLP (filed herewith)

     23.1 Consent of PricewaterhouseCoopers LLP (filed herewith)

     23.2 Report of Independent Accountants for 1998 Financial Statements
          (filed herewith)

     99.1 Proxy Statement, dated March 23, 2001, for the 2001 Annual Meeting of
          Stockholders (filed herewith)

    (b) Reports on Form 8-K

  None.
--------
(1) Incorporated by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on December 21, 1995, as amended, Registration No. 33-80715.
(2) Incorporated by reference into this document from the Company's Form 10-Q filed on November 15, 1999.
(3) Incorporated by reference into this document from the Proxy Statement for the 1999 Annual Meeting of Shareholders filed on March 26, 1999.
(4) Incorporated by reference into this document from the Company's Form 10-Q filed on May 13, 1998.
(5) Incorporated by reference into this document from the Company's Form 10-Q filed on November 13, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GA Financial, Inc.

                                                    /s/ John M. Kish
                                          By: _________________________________
                                                        John M. Kish
                                              Chairman of the Board and Chief
                                                     Executive Officer

                                                  Date: March 30, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ John M. Kish              Chairman of the Board and    March 30, 2001
______________________________________  Chief Executive Officer
             John M. Kish               (principal executive
                                        officer)

      /s/ Raymond G. Suchta            Chief Financial Officer      March 30, 2001
______________________________________  and Treasurer (principal
          Raymond G. Suchta             accounting and financial
                                        officer)

       /s/ Thomas E. Bugel             Director                     March 30, 2001
______________________________________
           Thomas E. Bugel

       /s/ Darrell J. Hess             Director                     March 30, 2001
______________________________________
           Darrell J. Hess

      /s/ Thomas M. Stanton            Director                     March 30, 2001
______________________________________
          Thomas M. Stanton

        /s/ David R. Wasik             Director                     March 30, 2001
______________________________________
            David R. Wasik

      /s/ Robert J. Ventura            Director                     March 30, 2001
______________________________________
          Robert J. Ventura