Form 10-Q
period 2001-03-31
GA FINANCIAL INC/PA
filed 2001-05-15
CIK 1005313

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q
                               ----------------

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended March 31, 2001

or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from                                   to


                         Commission File Number 1-14154

                               GA FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 25-1780835
   (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)


                                                          15236
       4750 Clairton Boulevard                         (Zip Code)
      Pittsburgh, Pennsylvania
   (Address of principal executive
              offices)

                                 (412) 882-9946
              (Registrant's telephone number, including area code)

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,476,749 shares of common stock, par value $.01 per share, were outstanding as of April 27, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               GA FINANCIAL, INC.

                                   FORM 10-Q

                                 March 31, 2001

                                     INDEX

                                                                            Page
                                                                            ----
 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Statements of Financial Condition as of March 31,
          2001
          and December 31, 2000..........................................      1

          Consolidated Statements of Income and Comprehensive Income
          for the Three Months Ended March 31, 2001 and 2000.............      2

          Consolidated Statements of Cash Flows for the Three Months
          Ended
          March 31, 2001 and 2000........................................      3

          Notes to Consolidated Financial Statements (unaudited).........    4-5

          Management's Discussion and Analysis of Financial Condition and
 Item 2.  Results of Operations..........................................   6-12

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....     12

 PART II. OTHER INFORMATION..............................................     13

 SIGNATURES...............................................................    14

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GA FINANCIAL, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   as of March 31, 2001 and December 31, 2000

                                                        March 31,  December 31,
      (Dollars in thousands except share data)            2001         2000
      ----------------------------------------         ----------- ------------
                                                       (Unaudited)
ASSETS
Cash (including interest-bearing demand deposits of
 $31,170 in 2001
 and $16,596 in 2000).................................  $ 35,424     $ 21,436
Held for trading securities, at fair value............       861          798
Available for sale securities, at fair value:
  Investment securities...............................   140,472      145,370
  Mortgage-related securities.........................   253,724      265,681
Held to maturity investment securities, at cost.......    14,098       12,761
Loans receivable, net of allowance for loan losses of
 $2,311 and $2,268, respectively......................   387,547      380,474
Education loans held for sale.........................    19,100       19,359
Accrued interest receivable...........................     6,368        6,411
Federal Home Loan Bank stock..........................    15,458       15,458
Office, property and equipment, net...................     7,466        7,441
Foreclosed assets.....................................       160          154
Securities sold, not settled..........................        --        1,539
Prepaid expenses and other assets.....................    11,750       12,287
                                                        --------     --------
  TOTAL ASSETS........................................  $892,428     $889,169
                                                        ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing demand deposits...................  $ 35,832     $ 33,840
Savings accounts......................................   493,709      488,645
Borrowed funds........................................   258,575      268,598
Advances from customers for taxes, insurance, and
 other................................................     2,307        1,822
Accrued interest payable..............................     4,479        2,506
Other liabilities.....................................     2,957        1,110
                                                        --------     --------
  TOTAL LIABILITIES...................................  $797,859     $796,521
Shareholders' Equity:
Preferred stock, (.01 par value); 1,000,000 shares
 authorized; 0 shares issued..........................        --           --
Common stock, (.01 par value); 23,000,000 shares
 authorized; 8,900,000 shares issued..................        89           89
Additional paid in capital............................    86,865       86,898
Treasury stock, at cost (3,423,251 shares as of 2001
 and 3,278,071 shares as of 2000).....................   (54,982)     (52,892)
Unearned employee stock ownership plan (ESOP) shares..    (3,780)      (3,780)
Unearned recognition and retention plan (RRP) shares..      (742)        (758)
Accumulated other comprehensive income (loss), net of
 taxes................................................       833       (2,608)
Retained earnings.....................................    66,286       65,699
                                                        --------     --------
  TOTAL SHAREHOLDERS' EQUITY..........................  $ 94,569     $ 92,648
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........  $892,428     $889,169
                                                        ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               GA FINANCIAL, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               For the Three Months Ended March 31, 2001 and 2000

                                                           For the Three
                                                            Months Ended
                                                             March 31,
                                                       -----------------------
(Dollars in thousands except per share data)              2001         2000
--------------------------------------------           -----------  ----------
                                                            (Unaudited)
Interest income:
  Loans, includes fees................................ $     7,741  $    6,688
  Mortgage-related securities.........................       4,336       5,314
  Investment securities...............................       2,432       2,488
  Bank deposits.......................................         337         100
                                                       -----------  ----------
Total interest income.................................      14,846      14,590
                                                       -----------  ----------
Interest expense:
  Savings accounts....................................       5,350       4,827
  Borrowed funds......................................       3,660       4,026
  Other...............................................           7           9
                                                       -----------  ----------
Total interest expense................................       9,017       8,862
                                                       -----------  ----------
Net interest income before provision for losses on
 loans................................................       5,829       5,728
Provision for losses on loans.........................          90         180
                                                       -----------  ----------
Net interest income after provision for losses on
 loans................................................       5,739       5,548
                                                       -----------  ----------
Non-interest income:
  Service fees........................................         641         663
  Net (loss) gain on sales of securities..............         (36)        106
  Net trading gains...................................          69          84
  Gain on sales of education loans....................          43          20
  Other...............................................         110         143
                                                       -----------  ----------
Total non-interest income.............................         827       1,016
                                                       -----------  ----------
Non-interest expense:
  Compensation and employee benefits..................       2,608       2,464
  Occupancy and equipment.............................         504         427
  Deposit insurance premiums..........................          25          26
  Depreciation........................................         257         177
  Marketing...........................................          83          64
  Other...............................................       1,136       1,278
                                                       -----------  ----------
Total non-interest expense............................       4,613       4,436
                                                       -----------  ----------
Income before provision for income taxes..............       1,953       2,128
Provision for income taxes............................         450         510
                                                       -----------  ----------
Net income............................................ $     1,503  $    1,618
                                                       ===========  ==========
Other comprehensive income:
  Unrealized holding gains on available for sale
   securities, net of taxes........................... $     3,371  $      388
  Reclassification adjustment for losses (gains)
   included in net income.............................          70         (67)
                                                       -----------  ----------
Other comprehensive income............................       3,441         321
                                                       -----------  ----------
Comprehensive income.................................. $     4,944  $    1,939
                                                       ===========  ==========
Basic earnings per share.............................. $       .30  $      .29
                                                       ===========  ==========
Diluted earnings per share............................ $       .29  $      .29
                                                       ===========  ==========
Dividends per share................................... $       .18  $      .18
                                                       ===========  ==========
Average shares outstanding--Basic.....................   5,080,030   5,560,680
Average shares outstanding--Diluted...................   5,145,708   5,563,794

   The accompanying notes are an integral part of the consolidated financial statements.

                               GA FINANCIAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000

                                                           For the Three
                                                            Months Ended
                                                             March 31,
                                                        ---------------------
(Dollars in thousands)                                    2001        2000
----------------------                                  ---------  ----------
                                                            (Unaudited)
Cash flows from operating activities:
  Net income........................................... $   1,503  $    1,618
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for losses on loans........................        90         180
  Depreciation on office, property and equipment.......       257         177
  Amortization of net deferred loan fees...............        98          87
  Allocation of RRP shares.............................       154          98
  Net realized loss (gain) on sales of securities......        36        (106)
  Trading gains........................................       (69)        (84)
  Proceeds from sale of held for trading securities....       320          --
  Purchase of held for trading securities..............      (314)       (648)
  Realized gain on sale of student loans...............       (43)        (20)
  Net realized loss on sale of REO.....................        --          33
  Net (discount accretion) premium amortization on
   securities..........................................      (199)         10
  Decrease (increase) in accrued interest receivable...        43        (202)
  Increase in prepaid expenses and other assets........      (711)       (326)
  Increase in accrued interest payable.................     1,973       1,481
  Net increase (decrease) in other liabilities.........     1,059        (547)
  Other................................................        40          46
                                                        ---------  ----------
Net cash provided by operating activities..............     4,237       1,797
                                                        ---------  ----------
Cash flows from investing activities:
  Proceeds from sale of available for sale securities..    26,625      11,704
  Repayments and maturities of available for sale
   securities..........................................    10,287       6,906
  Purchases of available for sale securities...........      (403)       (964)
  Purchase of held to maturity investment securities...   (30,397)     (7,374)
  Proceeds from sale of student loans..................     3,402       1,557
  Maturity of held to maturity investment securities...    15,000          --
  Securities sold, not settled.........................     1,539          --
  Purchase of loans....................................   (12,119)    (10,889)
  Net decrease in loans................................     1,758         775
  Purchases of office, property and equipment, net.....      (282)       (153)
                                                        ---------  ----------
  Net cash provided by investing activities............    15,410       1,562
                                                        ---------  ----------
Cash flows from financing activities:
  Net (decrease) increase in demand and savings
   deposits............................................    (2,018)     23,544
  Net increase (decrease) in certificates of deposits..     9,074     (14,630)
  Net increase in advances from borrowers for taxes and
   insurance...........................................       485         148
  Purchase of treasury stock...........................    (2,246)     (2,820)
  Payments of borrowed funds...........................  (118,598)   (198,260)
  Proceeds from borrowed funds.........................   108,575     187,118
  Cash dividends paid..................................      (916)     (1,038)
  Other stock transactions.............................       (15)         --
                                                        ---------  ----------
Net cash (used in) financing activities................    (5,659)     (5,938)
                                                        ---------  ----------
Net increase (decrease) in cash and cash equivalents... $  13,988  $   (2,579)
Cash and cash equivalents at beginning of period.......    21,436      26,632
                                                        ---------  ----------
Cash and cash equivalents at end of period............. $  35,424  $   24,053
                                                        =========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                  GA FINANCIAL

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation

   The accompanying unaudited consolidated financial statements include the accounts of GA Financial, Inc. (the "Company") and its subsidiaries, Great American Federal (the "Association") and New Eagle Capital, Inc. and the Association's wholly owned subsidiaries, Great American Financial Services and GA Financial Strategies.

   In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. For comparative purposes, reclassifications have been made to certain amounts previously reported to conform with the current period presentation in the consolidated financial statements. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's 2000 Annual Report on Form 10-K. Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Association and New Eagle Capital, Inc. Accordingly, the discussion herein addresses the consolidated operations of the Company as they are conducted through the Association and New Eagle, Inc. New Eagle Capital, Inc. is a Delaware investment holding company which holds investment securities in the state of Delaware. Income from these types of investments is taxed at more favorable rates in Delaware compared to other states. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

2. New Accounting Pronouncements

   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of FASB Statement No. 133," requires that derivative instruments be carried at fair value on the balance sheet. The statements continue to allow derivative instruments to be used to hedge various risks and set forth specific criteria to be used to determine when hedge accounting can be used. The statements also provide for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

   The provisions of this statement, as amended, are effective for the Company for its quarterly and annual reporting beginning January 1, 2001. The Company experienced no material impact on the Company's financial position, results of operations and cash flow subsequent to the effective date of this statement as no such instruments are used by the Company.

   In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This

                                  GA FINANCIAL

                                  (Unaudited)

statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 5, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions are not permitted. The Company did not experience any material impact on the Company's financial position, results of operations and cash flow subsequent to the effective date of this statement.

3. Earnings per Share

                                                     For the Three Months Ended
                                                     ---------------------------
                                                       March 31,     March 31,
(Dollars in thousands, except per share amounts)         2001          2000
------------------------------------------------     ------------- -------------
Basic:
  Net income........................................     $   1,503     $   1,618
  Average common shares--outstanding basic..........     5,080,030     5,560,680
  Basic earnings per share.......................... $         .30 $         .29
Diluted:
  Net income........................................ $       1,503 $       1,618
  Average common shares--outstanding basic..........     5,080,030     5,560,680
Effect of dilutive securities:
  Shares issuable upon exercise of outstanding stock
   options and stock awards.........................        65,678         3,114
                                                     ------------- -------------
Average common shares outstanding--diluted..........     5,145,708     5,563,794
Diluted earnings per share.......................... $         .29 $         .29
                                                     ============= =============

4. Changes in Shareholders' Equity:

   The consolidated shareholders' equity for the three month period ended March 31, 2001 is as follows:

                                                                         Accumulated
                                Additional           Unearned  Unearned     Other                   Total
                         Common  Paid in   Treasury    ESOP      RRP    Comprehensive Retained  Shareholders'
(Dollars in thousands)   Stock   Capital    Stock     Shares    Shares  Income (Loss) Earnings     Equity
----------------------   ------ ---------- --------  --------  -------- ------------- --------  -------------
Balance at 12/31/00.....  $89    $86,898   $(52,892) $(3,780)   $(758)     $(2,608)   $65,699      $92,648
Net income..............   --         --         --       --       --           --      1,503        1,503
Other comprehensive
 income, net of tax.....   --         --         --       --       --        3,441         --        3,441
Treasury stock
 Purchased..............   --         --     (2,246)      --       --           --         --       (2,246)
Cash dividends
 ($0.18 per share)......   --         --         --       --       --           --       (916)        (916)
Shares allocated to
 ESOP...................   --         --         --       --       --           --         --           --
Shares allocated to
 stock based
 compensation...........   --        (33)       156       --       16           --         --          139
                          ---    -------   --------  -------    -----      -------    -------      -------
Balance at 3/31/01......  $89    $86,865   $(54,982) $(3,780)   $(742)     $   833    $66,286      $94,569
                          ===    =======   ========  =======    =====      =======    =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   The Company's and the Association's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The Company and the Association are referred herein collectively as the "Company". The Company also generates non-interest income such as service fees, trading account profits, and other income. The Company's operating expenses consist primarily of employee compensation, occupancy expenses, federal deposit insurance premiums, marketing expenses, depreciation expenses, and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Comparison of Financial Condition as of March 31, 2001 and December 31, 2000

   The Company's total assets increased $3.3 million or 0.4% to $892.4 million as of March 31, 2001.

   Cash increased $14.0 million or 65.3% to $35.4 million as of March 31, 2001. These funds were primarily from loan and mortgage related repayments and investment sales and maturities and will be used for future loan fundings.

   Investment securities classified as available for sale decreased $4.9 million or 3.4% to $140.5 million as of March 31, 2001 due to maturities and sales.

   Mortgage-related securities classified as available for sale decreased $12.0 million or 4.5% to $253.7 million as of March 31, 2001 due primarily to repayments.


   The following table presents details of the Company's investment securities and mortgage-related securities as of March 31, 2001 (Dollars in thousands):

                                                    Gross      Gross
                                        Amortized Unrealized Unrealized   Fair
Available for sale securities:            Cost      Gains      Losses    Value
------------------------------          --------- ---------- ---------- --------
Mortgage-backed securities............. $191,720    $1,211    $  (477)  $192,454
Collateralized mortgage obligations....   61,463       540       (733)    61,270
Marketable equity securities...........   44,886     2,733     (1,744)    45,875
U.S. government agency debt............   26,418        12       (172)    26,258
Corporate obligations..................    6,966       128        (23)     7,071
Municipal obligations..................   61,383       398       (513)    61,268
                                        --------    ------    -------   --------
  Total................................ $392,836    $5,022    $(3,662)  $394,196
                                        ========    ======    =======   ========

                                                     Gross      Gross
                                         Amortized Unrealized Unrealized  Fair
Held to maturity investment securities:    Cost      Gains      Losses    Value
---------------------------------------  --------- ---------- ---------- -------
Corporate obligations..................   $14,098     $198        --     $14,296
                                          =======     ====       ===     =======

   The following table presents details of the Company's investment securities and mortgage-related securities as of December 31, 2000 (Dollars in thousands):

                                                    Gross      Gross
                                        Amortized Unrealized Unrealized   Fair
Available for sale securities:            Cost      Gains      Losses    Value
------------------------------          --------- ---------- ---------- --------
Mortgage-backed securities............. $200,054    $  672    $(1,872)  $198,854
Collateralized mortgage obligations....   68,373       131     (1,677)    66,827
Marketable equity securities...........   37,195     2,715     (2,165)    37,745
U.S. government agency debt............   38,737        --     (1,311)    37,426
Corporate obligations..................    9,385         3       (162)     9,226
Municipal obligations..................   61,378       269       (674)    60,973
                                        --------    ------    -------   --------
  Total................................ $415,122    $3,790    $(7,861)  $411,051
                                        ========    ======    =======   ========

                                                     Gross      Gross
                                         Amortized Unrealized Unrealized  Fair
Held to maturity investment securities:    Cost      Gains      Losses    Value
---------------------------------------  --------- ---------- ---------- -------
Corporate obligations..................   $12,761     $91        $(52)   $12,800
                                          =======     ===        ====    =======

   Loans receivable increased $7.1 million or 1.9% to $387.5 million as of March 31, 2001, due primarily to the Company's origination and purchase of mortgage loans, which were primarily commercial construction loans.

   The following table presents details of the Company's loan portfolio (Dollars in thousands):

                                                           As of       As of
                                                         March 31,  December 31,
                                                           2001         2000
                                                         ---------  ------------
Mortgages:
  One to four family residential........................ $274,418     $276,611
  Multi-family..........................................    6,157        5,575
  Commercial Real Estate................................   26,824       23,495
  Construction and development..........................   37,713       25,402
Consumer loans:
  Home equity...........................................   54,785       54,458
  Loans on savings accounts.............................    1,521        1,521
  Unsecured personal loans..............................    2,535        2,489
Other:
  Secured business loans................................    7,829        6,431
  Unsecured business loans..............................      290          813
                                                         --------     --------
    Total............................................... $412,072     $396,795
Less:
  Undisbursed mortgage loans............................  (21,848)     (13,589)
  Deferred loan fees....................................     (366)        (464)
  Allowance for loan losses.............................   (2,311)      (2,268)
                                                         --------     --------
    Net loans........................................... $387,547     $380,474
                                                         ========     ========

   The Company's education loans held for sale as of March 31, 2001 and December 31, 2000 were $19,100 and $19,359 respectively. The Company sold $3.4 million of education loans in the three months ended March 31, 2001. All education loans are held for sale. The Company will sell education loans when they go on repayment status.

   Prepaid expenses and other assets decreased $537,000 or 4.4% to $11.8 million as of March 31, 2001 due primarily to a decrease in the deferred tax asset related to the unrealized losses on available for sale securities.

Liabilities

   Total deposits increased $7.1 million or 1.4% to $529.5 million as of March 31, 2001. The Company has incurred net deposit growth of $3.6 million along with interest crediting of $3.5 million.

   Borrowed funds decreased $10.0 million or 3.7% to $258.6 million as of March 31, 2001. This is a result of management reducing the borrowings to targeted levels. Management continues to utilize borrowings to fund asset growth, particularly investments in mortgage-related and investment securities. Borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. The Company is utilizing both short and long term borrowings to fund asset growth. The Company continually monitors the interest rate sensitivity of this strategy with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Interest rate risk is considered to be one of the most significant market risks that could materially impact the Company's financial position or results of operations. Borrowed funds as of March 31, 2001 consisted of short term FHLB borrowings of $47.0 million and long term FHLB borrowings of $211.6 million.

   Accrued interest payable increased $2.0 million or 78.7% to $4.5 million as of March 31, 2001. This was a result of the timing of accrued interest payable being credited to deposit accounts and borrowings. All of the borrowed funds as of March 31, 2001 were FHLB advances.

Shareholders' Equity

   Total shareholders' equity increased $1.9 million or 2.1% to $94.6 million as of March 31, 2001. This was primarily due to $1.5 million in net income, $139,000 in stock based compensation, and a $3.4 million increase in accumulated other comprehensive income for the three months ended March 31, 2001, offset by the purchase of $2.2 million of treasury stock, and payment of $916,000 in cash dividends.

Comparison of the Consolidated Results of Operation for the Three Month Period Ended March 31, 2001 and 2000

   Net Income. Net income was $1.5 million for the three month period ended March 31, 2001, a decrease of $115,000 or 7.1% from the same period in 2000.

   Interest Income. Interest income totaled $14.8 million for the three month period ended March 31, 2001, an increase of $256,000 or 1.8% compared to the $14.6 million recorded for the three month period ended March 31, 2000. The increase was primarily attributable to an increase of $27.9 million in the average balances of interest-earning assets offset by a decrease of 12 basis points in the yield of interest earning assets.

   Interest Expense. Total interest expense for the three month period ended March 31, 2001 was $9.0 million, an increase of $155,000 or 1.8% compared to $8.9 million for the same period in 2000. Average balances of borrowings decreased $21.9 million or 7.5% from the three month period ended March 31, 2000 while the average cost decreased 10 basis points. This is the result of management reducing borrowings to targeted levels. The Company's cost of deposits is lower than the cost of borrowings. Average balances of deposits increased $20.2 million or 4.3% over the same period in 2000 and the average cost increased 25 basis points.

   Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses for the three month period ended March 31, 2001 was $5.8 million, an increase of $101,000 or 1.8% compared to $5.7 million recorded for the same period in 2000.

   Provision for Loan Losses. The provision for loan losses during the three month period ended March 31, 2001 was $90,000 compared to $180,000 for the three month period ended March 31, 2000. The allowance for loan losses to gross loans receivable and total non-performing assets was .54% and 111%, respectively, as of March 31, 2001 as compared to 0.51% and 155%, respectively as of March 31, 2000. Non-performing loans increased from $848,000 as of March 31, 2000 to $1.9 million as of March 31, 2001. This increase is attributed to residential loans that are not serviced by the Company. The Company will monitor all non-performing loans which could impact our provision for loan losses in the future. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans receivable which are deemed probable based on information currently known to management. While management believes the Company's allowance for loan losses is sufficient to cover losses in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

   Non-interest Income. Non-interest income consists of service fees, gains and losses on the sale of education loans and investment and mortgage-related securities, trading profits and other miscellaneous items. For the three month period ended March 31, 2001, non-interest income was $827,000, compared to $1.0 million recorded for the same period in 2000. The decrease of $189,000 was primarily due to a $142,000 decrease in net gains on sales of securities, and slight decreases in service fees, trading gains, and other non-interest income.

   Non-interest Expense. Total non-interest expense increased $177,000, or 4.0%, to $4.6 million for the three month period ended March 31, 2001.

   Income Tax Expense. Income tax expense of $450,000 for the three month period ended March 31, 2001 resulted in an effective tax rate of 23.0% compared to the income tax expense recorded for the three month period ended March 31, 2000 of $510,000 which was an effective tax rate of 24.0%. The Company utilizes municipal bonds and low income housing tax credit investments as part of its tax strategy.

Average Balance Sheets and Analysis of Net Interest Income

   Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following table presents certain information relating to the Company's average consolidated statements of financial condition and consolidated statements of income for the three month period ended March 31, 2001 and 2000. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from daily average balances. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The average yields and costs include fees and expenses which are considered adjustments to yield.

   The following table presents average balances, average yields on interest-earning assets and average balances and average costs of interest-bearing liabilities at March 31, 2001 and March 31, 2000 (Dollars in thousands):

                               Three Months Ended           Three Months Ended
                                 March 31, 2001               March 31, 2000
                          ---------------------------- ----------------------------
                          Average            Average   Average            Average
                          Balance  Interest Yield/Cost Balance  Interest Yield/Cost
                          -------- -------- ---------- -------- -------- ----------
Assets:
Interest-earning assets:
  Interest-earning
   deposits and
   short-term
   investments..........  $ 27,419 $   337     4.92%   $  9,596 $   100     4.17%
  Investment securities,
   net (1) (2)..........   153,129   2,591     6.77%    161,127   2,672     6.63%
  Loans receivable, net
   (1) (3)..............   402,827   7,741     7.69%    358,089   6,688     7.47%
  Mortgage-related
   securities, net (1)..   262,854   4,336     6.60%    289,490   5,314     7.34%
  FHLB stock............    15,458     257     6.65%     15,458     259     6.70%
                          -------- -------             -------- -------
    Total interest-
     earning assets.....   861,687  15,262     7.09%    833,760  15,033     7.21%
  Non-interest earning
   assets...............    26,837                       42,235
                          --------                     --------
    Total assets........  $888,524                     $875,995
                          ========                     ========
Liabilities and equity:
Interest-bearing
 liabilities:
  Money market accounts.  $ 69,966 $   807     4.61%   $ 48,193 $   674     5.59%
  Passbook accounts.....   124,216     732     2.36%    144,974     864     2.38%
  Checking accounts.....    37,228     126     1.35%     37,240     149     1.60%
  Certificate accounts..   259,088   3,685     5.69%    239,918   3,140     5.24%
                          -------- -------             -------- -------
    Total...............   490,498   5,350     4.36%    470,325   4,827     4.11%
  Borrowed funds........   268,986   3,660     5.44%    290,882   4,026     5.54%
  Other.................     1,844       7     1.52%      1,642       9     2.19%
                          -------- -------             -------- -------
    Total interest-
     bearing
     liabilities........   761,328   9,017     4.74%    762,849   8,862     4.65%
Non-interest bearing
 liabilities............    35,063                       33,067
Shareholders' equity....    92,133                       80,079
                          --------                     --------
Total liabilities and
 shareholders' equity...  $888,524                     $875,995
                          ========                     ========
Net interest income.....           $ 6,245                      $ 6,171
Net interest rate spread
 (4)....................                       2.35%                        2.56%
Net interest margin (5).                       2.90%                        2.96%
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............                        113%                         109%

--------
(1) Includes related assets available for sale and unamortized discounts and premiums.
(2) Includes municipal obligations and interest and yield stated is fully taxable equivalent.
(3) Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.
(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities on a fully taxable equivalent basis.
(5) Net interest margin represents net interest income on a fully taxable equivalent basis divided by average interest earning assets.

Allowance for Loan Losses

   The following table sets forth the changes in the allowance for loan losses for the three month period ended March 31, 2001 (Dollars in thousands):

Balance, December 31, 2000.............................................. $2,268
Provision for loan losses...............................................     90
Net charge-offs.........................................................    (47)
                                                                         ------
Balance, March 31, 2001................................................. $2,311
                                                                         ======

Non-Performing Assets

   The following table presents information regarding the Company's non-performing assets as of the dates indicated:

                                                            March 31, March 31,
(Dollars in thousands)                                        2001      2000
----------------------                                      --------- ---------
Non-performing loans:
  Non-accrual loans........................................  $1,926    $  848
  Accruing loans which are contractually past due 90 days
   or more.................................................      --        --
  Restructured loans.......................................      --        --
                                                             ------    ------
    Total non-performing loans.............................  $1,926    $  848
  Real estate owned........................................     160       348
                                                             ------    ------
    Total non-performing assets............................  $2,086    $1,196
                                                             ======    ======
Non-performing assets as a percent of gross loans
 receivable................................................     .48%      .33%
Non-performing assets as a percent of total assets.........     .23%      .14%
Allowance for loan loss as a percent of gross loans
 receivable................................................     .54%      .51%
Allowance for loan loss as a percent of non-performing
 assets....................................................     111%      155%

Liquidity and Capital Resources

   The Company's primary sources of funds are deposits; principal and interest payments on loans, and repayments on mortgage-related securities; proceeds from maturing investment securities; advances from the FHLB; and other borrowed funds. While scheduled maturities of investments and amortization of loans are predictable sources of funds, deposit flows and prepayments on mortgage loans and mortgage-related securities are greatly influenced by interest rates, economic conditions and competition.

   Recent legislation has repealed the OTS' minimum liquidity ratio requirement. OTS regulations now require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

   As of March 31, 2001, the Company had commitments to originate loans of $1.8 million, purchase loans of $5.9 million, and fund $21.8 million in construction loans. The Company anticipates that it will have sufficient funds available to meet these commitments.

   As of March 31, 2001, the Company's equity capital exceeded each of the OTS capital requirements. OTS requires Tier I capital to adjusted assets of 4.00% and the Company had 8.96%. Tier I capital to risk-based assets requirement is 4.00% and the Company had 22.46%. The total capital to risk-based assets requirement is 8.00% and the Company had 23.33%.

Private Securities Litigation Reform Act Safe Harbor Statement

   In addition to historical information, this report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business," of the Company's 2000 Form 10-K.

Other Developments

   The Board of Directors declared a dividend of $.18 per share to stockholders of record on May 11, 2001, payable on May 21, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Management is responsible for monitoring and limiting the Company's exposure to interest rate risk within established guidelines while maximizing net interest income. The Company will continue to monitor the Company's interest rate sensitivity with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Further discussion on market risk is in the Company's December 31, 2000 Annual Report on Form 10-K.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition, results of operations and cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5. OTHER INFORMATION

   The Board of Directors declared a dividend of $.18 per share to stockholders of record on May 11, 2001, payable on May 21, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  3.1 Certificate of Incorporation of GA Financial, Inc.*
  3.2 Amended Bylaws of GA Financial, Inc.**
  4.0 Stock Certificates of GA Financial, Inc.*
 11.0 Computation of Earnings per Share. This is incorporated by reference to footnote number 3 of the financial statements on page number 5.
 No 8-K filed during quarter ended March 31, 2001.

--------

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

                                          GA Financial, Inc.
                                          (Registrant)

Date  May 11, 2001                        By         /s/ John M. Kish
  ..................................        ...................................
                                                       John M. Kish
                                              Chairman of the Board and Chief
                                                     Executive Officer
                                               (Principal Executive Officer,
                                            Principal Financial and Accounting
                                                         Officer)