Form 10-Q
period 2001-06-30
GA FINANCIAL INC/PA
filed 2001-08-14
CIK 1005313

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

                        Commission File Number 1-14154


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     5,529,749 shares of common stock, par value $.01 per share, were outstanding as of July 30, 2001.

                              GA FINANCIAL, INC.

                                   FORM 10-Q

                                 June 30, 2001


                                     INDEX

                                                                                                     Page
                                                                                                     ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

               Consolidated Statements of Financial Condition as of
               June 30, 2001 (unaudited) and December 31, 2000.......................................       1

               Consolidated Statements of Income and Comprehensive Income
               for the Three  and Six Months Ended June 30, 2001 and 2000 (unaudited)................       2

               Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 2001 and 2000 (unaudited).......................................       3

               Notes to Consolidated Financial Statements (unaudited)................................     4-6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................................................    7-14

Item 3.     Quantitative and Qualitative Disclosures about Market Risk...............................      15

PART II.    OTHER INFORMATION .......................................................................      16

SIGNATURES          .................................................................................      17

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

GA Financial, Inc.
Consolidated Statements of Financial Condition as of June 30, 2001 and December 31, 2000

                                                                                        June 30, 2001         December 31,
(Dollars in thousands except share data)                                                 (Unaudited)              2000
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash (including interest-bearing demand deposits of $31,927
in 2001 and $17,890 in 2000)                                                                $ 35,684            $ 22,730
Held for trading securities, at fair value                                                       520                 798
Available for sale securities, at fair value:
  Investment securities                                                                       122,429            144,076
  Mortgage-related securities                                                                 240,204            265,681
Held to maturity investment securities, at cost                                                 2,896             12,761
Loans receivable, net of allowance for loan losses of $2,616 and $2,268,
respectively                                                                                  421,651            380,474
Education loans held for sale                                                                  19,410             19,359
Accrued interest receivable                                                                     6,252              6,411
Federal Home Loan Bank stock                                                                   12,429             15,458
Office, property and equipment, net                                                             7,235              7,441
Foreclosed assets                                                                                 104                154
Securities sold, not settled                                                                    2,221              1,539
Prepaid expenses and other assets                                                              12,279             12,287
-----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                 $883,314           $889,169
=============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing demand deposits                                                          $ 34,025           $ 33,840
Savings accounts                                                                              494,148            488,645
Borrowed funds                                                                                248,575            268,598
Advances from customers for taxes, insurance, and other                                         3,138              1,822
Accrued interest payable                                                                        6,401              2,506
Other liabilities                                                                               1,867              1,110
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                            $788,154           $796,521

Shareholders' Equity:
Preferred stock (.01 par value); 1,000,000 shares authorized; 0 shares issued                       -                  -
Common stock (.01 par value); 23,000,000 shares authorized; 8,900,000 shares
issued                                                                                             89                 89
Additional paid in capital                                                                     86,699             86,898
Treasury stock, at cost (3,370,251 shares as of 2001 and 3,278,071 shares as of
2000)                                                                                         (54,116)           (52,892)
Unearned employee stock ownership plan (ESOP) shares                                           (3,780)            (3,780)
Unearned recognition and retention plan (RRP) shares                                             (517)              (758)
Accumulated other comprehensive income (loss), net of taxes                                      (116)            (2,608)
Retained earnings                                                                              66,901             65,699
-----------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                   $ 95,160           $ 92,648

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $883,314           $889,169
=============================================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

GA Financial, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Three and Six Months Ended June 30, 2001 and 2000

                                                                                 For the Three Months  For the Six Months
                                                                                     Ended June 30,       Ended June 30,
                                                                                      (Unaudited)          (Unaudited)

(Dollars in thousands except per share data)                                       2001        2000        2001        2000
----------------------------------------------------------------------------------------------------------------------------
Interest income:
Loans                                                                           $ 8,112     $ 6,982     $15,853      $13,670
Mortgage-related securities                                                       4,024       5,135       8,360       10,449
Investment securities                                                             2,123       2,557       4,555        5,045
Bank deposits                                                                       231         106         568          206
----------------------------------------------------------------------------------------------------------------------------
Total interest income                                                            14,490      14,780      29,336       29,370
----------------------------------------------------------------------------------------------------------------------------
Interest expense:
Savings accounts                                                                  5,281       4,894      10,631        9,721
Borrowed funds                                                                    3,290       3,929       6,950        7,955
Other                                                                                 8           8          15           17
----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                            8,579       8,831      17,596       17,693
----------------------------------------------------------------------------------------------------------------------------
Net interest income before provision for losses on loans                          5,911       5,949      11,740       11,677
Provision for losses on loans                                                     (330)       (180)       (420)        (360)
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for losses on loans                           5,581       5,769      11,320       11,317
----------------------------------------------------------------------------------------------------------------------------
Non-interest income:
Service fees                                                                        682         686       1,323        1,349
Net gain on sales of securities                                                     175          21         139          127
Net trading gains(losses)                                                            18        (21)          87           63
Gain on sales of education loans                                                      -           4          43           24
Other                                                                               214         116         324          259
----------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                                         1,089         806       1,916        1,822
----------------------------------------------------------------------------------------------------------------------------
Non-interest expense:
Compensation and employee benefits                                                2,528       2,178       5,136        4,642
Occupancy and equipment                                                             497         453       1,001          880
Deposit insurance premiums                                                           24          25          49           51
Depreciation                                                                        252         180         509          357
Marketing                                                                           188         120         271          184
Other                                                                             1,229       1,127       2,365        2,405
----------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                                        4,718       4,083       9,331        8,519
----------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                          1,952       2,492       3,905        4,620
Provision for income taxes                                                        (445)        (610)       (895)      (1,120)
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                       $1,507      $1,882      $3,010       $3,500
============================================================================================================================

Other comprehensive income:
Unrealized holding (losses) gains on available for sale securities, net of
taxes                                                                            $ (805)     $  265      $1,857       $  648
Reclassification adjustment for net losses (gains) included in net income          (144)          7         635          (55)
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                                  (949)        272       2,492          593
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                             $  558      $2,154      $5,502       $4,093
============================================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

Basic earnings per share                                                           $.30        $.35        $.59         $.64
                                                                                   ====        ====        ====         ====

Diluted earnings per share                                                         $.29        $.35        $.59         $.64
                                                                                   ====        ====        ====         ====

Dividends per share                                                                $.18        $.18        $.36         $.36
                                                                                   ====        ====        ====         ====

Average shares outstanding - Basic                                            5,055,192   5,322,941   5,067,542    5,441,810
Average shares outstanding - Diluted                                          5,133,200   5,330,652   5,136,390    5,450,653

GA Financial, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2001 and 2000

                                                                              For the Six Months Ended
                                                                                      June 30,
                                                                                  2001          2000
(Dollars in thousands)                                                               (Unaudited)
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                       $3,010        $3,500
Adjustments to reconcile net income to net cash provided by
operating activities:
  Provision for losses on loans                                                       420           360
  Depreciation                                                                        509           357
  Amortization on intangibles                                                          93            93
  Amortization (accretion) of net deferred loan fees                                  110           (57)
  Allocation of RRP shares                                                            217           216
  Net gain on sales of securities                                                    (139)         (127)
  Net gain in trading securities                                                      (87)          (63)
  Proceeds from sale of held for trading securities                                   799         1,143
  Purchase of held for trading securities                                            (434)       (2,173)
  Net realized gain on sale of student loans                                          (43)          (24)
  Net realized loss on sale of REO                                                     11            47
  Net premium amortization on securities                                              (22)         (374)
  Decrease (increase) in accrued interest receivable                                  159          (452)
  Increase in prepaid expenses and other assets                                    (1,462)         (919)
  Increase in accrued interest payable                                              3,895         2,188
  Net increase (decrease) in other liabilities                                        727          (594)
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           7,763         3,121
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Repayments and maturities of held to maturity investment securities              26,250             -
  Proceeds from sale of available for sale securities                              50,517         9,265
  Repayments and maturities of available for sale securities                       25,471        17,644
  Purchases of available for sale securities                                      (25,019)       (3,187)
  Purchases of held to maturity investment securities                             (16,170)       (3,865)
  Proceeds from sale of education loans                                             3,402         1,826
  Net loan (originations) payments                                                (15,406)        2,246
  Net purchases of loans                                                          (29,711)      (17,290)
  Proceeds from sale on REO                                                            39           272
  Purchases of office, property and equipment, net                                   (303)       (1,012)
  Securities sold, not settled                                                       (682)       (1,656)
  Redemption of Federal Home Loan Bank stock                                        3,029             -
--------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                          21,417         4,243
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net (decrease) increase in demand and savings deposits                           (6,688)       25,837
  Net increase (decrease) in certificates of deposits                              12,376       (18,347)
  Net increase in advances from borrowers for taxes and insurance                   1,316           837
  Purchase of treasury stock                                                       (2,246)       (4,971)
  Payments of borrowed funds                                                     (148,598)     (375,778)
  Proceeds from borrowed funds                                                    128,575       354,595
  Cash dividends paid                                                              (1,808)       (2,019)
  Other stock transactions                                                            847            34
--------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                             (16,226)      (19,812)
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              $12,954      $(12,448)
Cash and cash equivalents at beginning of period                                   22,730        32,836
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $35,684       $20,388
========================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

                  Notes To Consolidated Financial Statements
                  ------------------------------------------
                                  (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of GA Financial, Inc. (the "Company") and its subsidiaries, Great American Federal (the "Association") and New Eagle Capital, Inc. and the Association's wholly owned subsidiaries, Great American Financial Services and GA Financial Strategies. New Eagle Capital, Inc. is a Delaware investment holding company which holds investment securities in the state of Delaware. Income from these types of investments is taxed at more favorable rates in Delaware when compared to other states.

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

2.   New Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," requires that derivative instruments be carried at fair value on the balance sheet. The statements continue to allow derivative instruments to be used to hedge various risks and set forth specific criteria to be used to determine when hedge accounting can be used. The statements also provide for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The provisions of this statement, as amended, were effective for the Company for its quarterly and annual reporting beginning January 1, 2001. The Company experienced no material impact to its financial position, results of operations and cash flows as of the effective date of this statement as no such instruments are used by the Company.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions are not permitted. The Company did not experience any impact to its financial position, results of operations and cash flows as of the effective date of this statement.

In July of 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".

SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

SFAS No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement will become effective for the Company in January of 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

Adoption of these statements is not expected to have a material impact on the Company's financial condition or results of operations.

3.   Earnings per Share

               (Dollars in thousands, except per share amounts)

                                                       For the Three Months Ended              For the Six Months Ended
                                                    June 30, 2001      June 30, 2000       June 30, 2001      June 30, 2000
                                                    -----------------------------------------------------------------------
Basic:
  Net income                                            $  1,507            $  1,882           $  3,010           $  3,500
  Average common shares - outstanding basic            5,055,192           5,322,941          5,067,542          5,441,810
  Basic earnings per share                              $    .30            $    .35           $    .59           $    .64

Diluted:
  Net income                                            $  1,507            $  1,882           $  3,010           $  3,500
  Average common shares - outstanding basic            5,055,192           5,322,941          5,067,542          5,441,810

  Effect of dilutive securities:
     Shares issuable upon exercise of
     outstanding stock options and stock awards           78,008               7,711             68,848              8,843
                                                    -----------------------------------------------------------------------
  Average common shares outstanding - diluted          5,133,200           5,330,652          5,136,390          5,450,653

Diluted earnings per share                              $    .29            $    .35           $    .59           $    .64
                                                    =======================================================================


4.   Changes in Shareholders' Equity:

The consolidated shareholders' equity for the six month period ended June 30, 2001 is as follows:


                                                                          Accumulated
                                Additional           Unearned  Unearned      Other                    Total
                        Common   Paid in   Treasury    ESOP       RRP    Comprehensive   Retained  Shareholders'
(Dollars in thousands)  Stock    Capital    Stock     Shares    Shares   Income (Loss)   Earnings     Equity
----------------------------------------------------------------------------------------------------------------
Balance at 12/31/00      $89     $86,898   $(52,892) $(3,780)   $(758)     $(2,608)      $65,699       92,648

Net income                 -           -         -         -        -            -         3,010        3,010
Other comprehensive
income, net
of tax                     -           -         -         -        -        2,492             -        2,492
Treasury stock
Purchased                  -           -    (2,246)        -        -            -             -       (2,246)
Cash dividends
($0.36 per share)          -           -         -         -        -            -        (1,808)      (1,808)
Shares allocated to
ESOP                       -           -         -         -        -            -             -            -
Shares allocated  to
stock based
compensation               -        (199)    1,022         -      241            -             -        1,064
                         ---------------------------------------------------------------------------------------
Balance at 6/30/01       $89     $86,699  $(54,116)  $(3,780)  $ (517)      $ (116)      $66,901      $95,160
                         =======================================================================================

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
General  of Operations
-------  ------------

The Company's and the Association's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The Company and the Association are referred to herein collectively as the "Company". The Company also generates non-interest income such as service fees, gains and losses on the sale of education loans and investment and mortgage-related securities, trading account profits, and other miscellaneous income. The Company's operating expenses consist primarily of employee compensation, occupancy expenses, federal deposit insurance premiums, marketing expenses, depreciation expenses, and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Accordingly, the discussion herein addresses the consolidated operations of the Company as they are conducted through the Association and New Eagle Capital, Inc.

Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------

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

Comparison of Financial Condition as of June 30, 2001 and December 31, 2000
---------------------------------------------------------------------------

Assets:
-------

The Company's total assets decreased $5.9 million or 0.7% to $883.3 million as of June 30, 2001.

Cash increased $13.0 million or 57.0% to $35.7 million as of June 30, 2001. The increase was substantially due to loan repayments, mortgage related securities repayments and sales, and investment securities sales and maturities. These funds will be used for future loan fundings.

Investment securities classified as available for sale decreased $21.6 million or 15.0% to $122.4 million as of June 30, 2001 due to maturities and sales.

Mortgage-related securities classified as available for sale decreased $25.5 million or 9.6% to $240.2 million as of June 30, 2001 due to repayments and sales.

Held to maturity investment securities decreased $9.9 million due to maturities.

The following table presents details of the Company's investment securities and mortgage-related securities as of June 30, 2001 (Dollars in thousands):

                                                                          Gross               Gross
                                                     Amortized          Unrealized         Unrealized
Available for sale securities:                         Cost               Gains              Losses           Fair Value
-----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                            $183,856             $ 845          $ ( 1,411)           $183,290
Collateralized mortgage obligations                     57,145               364              ( 595)             56,914
Marketable equity securities                            36,327             2,930             (1,545)             37,712
U.S. government agency debt                             11,573                11               ( 91)             11,493
Corporate obligations                                   14,016               101               ( 16)             14,101
Municipal obligations                                   59,888               220              ( 985)             59,123
-----------------------------------------------------------------------------------------------------------------------------
         Total                                        $362,805            $4,471            $(4,643)           $362,633
=============================================================================================================================

                                                                          Gross           Gross
                                                      Amortized         Unrealized      Unrealized
Held to maturity investment securities:                 Cost              Gains           Losses             Fair Value
-----------------------------------------------------------------------------------------------------------------------------
Corporate obligations                                  $2,896             $149               -                 $3,045
=============================================================================================================================

The following table presents details of the Company's investment securities and mortgage-related securities as of December 31, 2000 (Dollars in thousands):

                                                                          Gross               Gross
                                                     Amortized          Unrealized         Unrealized
Available for sale securities:                         Cost               Gains              Losses           Fair Value
-----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                            $200,054             $ 672             $ (1,872)          $198,854
Collateralized mortgage obligations                     68,373               131               (1,677)            66,827
Marketable equity securities                            35,901             2,715               (2,165)            36,451
U.S. government agency debt                             38,737                 -               (1,311)            37,426
Corporate obligations                                    9,385                 3                 (162)             9,226
Municipal obligations                                   61,378               269                 (674)            60,973
-----------------------------------------------------------------------------------------------------------------------------
         Total                                        $413,828            $3,790             $ (7,861)          $409,757
=============================================================================================================================

                                                                          Gross              Gross
                                                     Amortized          Unrealized         Unrealized
Held to maturity investment securities:                 Cost              Gains              Losses            Fair Value
------------------------------------------------------------------------------------------------------------------------------
Corporate obligations                                  $12,761             $91                $(52)              $12,800
==============================================================================================================================

Loans receivable increased $41.2 million or 10.8% to $421.7 million as of June 30, 2001, due primarily to the Company's origination and purchase of commercial real estate loans, commercial construction and development loans, and home equity loans.

The following table presents details of the Company's loan portfolio (Dollars in thousands):



                                                         As of June 30,        As of December 31,
                                                              2001                    2000
                                                     ------------------------------------------------
Mortgages:
   One to four family residential                            $266,015                 $276,611
   Multi-family                                                 9,665                    5,575
   Commercial real estate                                      48,799                   23,495
   Construction and development                                51,367                   25,402
Consumer loans:
   Home equity                                                 62,348                   54,458
   Loans on savings accounts                                    1,457                    1,521
   Unsecured personal loans                                     2,542                    2,489
Other:
   Secured business loans                                       9,933                    6,431
   Unsecured business loans                                       682                      813
                                                     ------------------------------------------------
      Total                                                  $452,808                 $396,795
Less:
   Undisbursed mortgage loans                                 (28,187)                 (13,589)
   Deferred loan fees                                            (354)                    (464)
   Allowance for loan losses                                   (2,616)                  (2,268)
-----------------------------------------------------------------------------------------------------
      Net loans                                              $421,651                 $380,474
=====================================================================================================

The Company's education loans held for sale as of June 30, 2001 and December 31, 2000 were $19.4 million. All education loans are held for sale. The Company will sell education loans when placed on repayment status.

As of June 30, 2001, investment securities sold, not settled totaling $2.2 million settled in July 2001.

Liabilities:
------------

Total deposits increased $5.7 million or 1.1% to $528.2 million as of June 30, 2001. The increase was a result of interest crediting of $6.9 million partially offset by a net deposit decrease of $1.2 million.

Borrowed funds decreased $20.0 million or 7.5% to $248.6 million as of June 30, 2001. This was a result of management reducing borrowings to targeted levels. Management utilized borrowings to fund asset growth, particularly investments in mortgage-related and investment securities. Borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. The Company is utilizing both short and long term borrowings to fund asset growth. The Company continually monitors the interest rate sensitivity of this strategy with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Interest rate risk is considered to be one of the most significant market risks that could materially impact the Company's financial position or results of operations. Borrowed funds as of June 30, 2001 consisted of short term FHLB borrowings of $37.0 million and long term FHLB borrowings of $211.6 million.

Accrued interest payable increased $3.9 million to $6.4 million as of June 30, 2001. This change was due to the timing of accrued interest payable credited to deposit accounts and borrowings. All of the borrowed funds as of June 30, 2001 were FHLB advances.


Shareholders' Equity:
---------------------

Total shareholders' equity increased $2.5 million or 2.7% to $95.2 million as of June 30, 2001. This was due to $3.0 million in net income, $1.1 million in stock based compensation, and a $2.5 million increase in accumulated other comprehensive income, partially offset by the purchase of $2.2 million of treasury stock, and payment of $1.8 million in cash dividends.

Comparison of the Consolidated Results of Operations for the Three Month Period
-------------------------------------------------------------------------------
Ended June 30, 2001 and 2000
----------------------------

Net Income. Net income was $1.5 million for the three month period ended June 30, 2001, a decrease of $375,000 or 19.9% from the same period in 2000.

Interest Income. Interest income totaled $14.5 million for the three month period ended June 30, 2001, a decrease of $290,000 or 2.0% compared to the $14.8 million recorded for the three month period ended June 30, 2000. The decrease was primarily attributable to a 33 basis points decline in the yield on interest earning assets partially offset by an increase in average balances of $22.4 million. Average balances of loan receivables and interest earning deposits increased $62.7 million and $18.1 million, respectively, partially offset by a decrease in average balances of investment and mortgage-related securities of $15.5 million and $41.6 million, respectively. The Company increased the loan portfolio while reducing investment and mortgage-related securities.

Interest Expense. Total interest expense for the three month period ended June 30, 2001 was $8.6 million, a decrease of $252,000 or 2.9% compared to $8.8 million for the same period in 2000. Average balances of borrowings decreased $27.2 million or 9.8% from the three month period ended June 30, 2000 while the average cost decreased 41 basis points. This reduction was the result of management reducing borrowings to targeted levels. Average balances of interest bearing deposits increased $21.9 million or 4.6% over the same period in 2000 and the average cost increased 13 basis points.

Provision for Loan Losses. The provision for loan losses during the three month period ended June 30, 2001 was $330,000 compared to $180,000 for the three month period ended June 30, 2000. The allowance for loan losses to gross loans receivable and total non-performing assets was .55% and 138%, respectively, as of June 30, 2001 as compared to 0.53% and 169%, respectively as of June 30, 2000. Non-performing loans increased from $981,000 as of June 30, 2000 to $1.8 million as of June 30, 2001. The increase was primarily attributed to residential mortgage loans. The Company monitors all non-performing loans which could impact the provision for loan losses. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans receivable which are deemed probable based on information currently known to management. While management believes the Company's allowance for loan losses is sufficient to cover losses in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income. Non-interest income consists of service fees, gains and losses on the sale of education loans and investment and mortgage-related securities, trading profits and other miscellaneous items. For the three month period ended June 30, 2001, non-interest income was $1.1 million, compared to $806,000 recorded for the same period in 2000. The increase of $283,000 was primarily due to a $100,000 gain on sale of the former Homestead branch location and an increase of $193,000 in trading profits and investment securities sales.

Non-interest Expense. Total non-interest expense increased $635,000, or 15.6%, to $4.7 million for the three month period ended June 30, 2001 due primarily to an increase in compensation costs, partially the result of changes in management, increased depreciation expense due in part to the establishment of a new branch location and investments in technology, and increased general marketing expenses.

Income Tax Expense. Income tax expense of $445,000 for the three month period ended June 30, 2001 resulted in an effective tax rate of 22.8% compared to the income tax expense recorded for the three month period ended June 30, 2000 of $610,000 which resulted in an effective tax rate of 24.5%. The Company utilizes municipal bonds and low income housing tax credit investments as part of its tax strategy.

Comparison of the Consolidated Results of Operations for the Six Month Period
-----------------------------------------------------------------------------
Ended June 30, 2001 and 2000
----------------------------

Net Income. Net income was $3.0 million for the six month period ended June 30, 2001, a decrease of $490,000 or 14.0% from the same period in 2000.

Interest Income. Interest income totaled $29.3 million for the six month period ended June 30, 2001, compared to the $29.4 million recorded for the six month period ended June 30, 2000. Average balances of interest earning assets increased $24.7 million while the yield decreased 22 basis points. Average balances of loan receivables and interest earning deposits increased $53.8 million and $19.5 million, respectively, partially offset by a decrease in average balances of investment and mortgage-related securities of $8.7 million and $39.3 million, respectively. The Company increased the loan portfolio while reducing investment and mortgage-related securities.

Interest Expense. Total interest expense for the six month period ended June 30, 2001 was $17.6 million, compared to $17.7 million for the same period in 2000. Average balances of borrowings decreased $23.8 million or 8.4% from the six month period ended June 30, 2000 while the average cost decreased 26 basis points. This is the result of management reducing borrowings to targeted levels. Average balances of deposits increased $21.3 million or 4.5% over the same period in 2000 and the average cost increased 19 basis points.

Provision for Loan Losses. The provision for loan losses during the six month period ended June 30, 2001 was $420,000 compared to $360,000 for the six month period ended June 30, 2000. The Company monitors all non-performing loans which could impact the provision for loan losses. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans receivable which are deemed probable based on information currently known to management. While management believes the Company's allowance for loan losses is sufficient to cover losses in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income. Non-interest income consists of service fees, gains and losses on the sale of education loans and investment and mortgage-related securities, trading profits and other miscellaneous items. For the six month period ended June 30, 2001, non-interest income was $1.9 million, compared to $1.8 million recorded for the same period in 2000. The increase was due primarily to the $100,000 gain on the sale of the former Homestead branch.

Non-interest Expense. Total non-interest expense increased $812,000, or 9.5%, to $9.3 million for the six month period ended June 30, 2001 due primarily to an increase in compensation costs, partially the result of changes in management, increased depreciation expense due in part to the establishment of a new branch location and investments in technology, and increased general marketing expenses.

Income Tax Expense. Income tax expense of $895,000 for the six month period ended June 30, 2001 resulted in an effective tax rate of 22.9% compared to the income tax expense recorded for the six month period ended June 30, 2000 of $1.1 million which resulted in an effective tax rate of 24.2%. The Company utilizes municipal bonds and low income housing tax credit investments as part of its tax strategy.

Average Balance Sheets and Analysis of Net Interest Income
----------------------------------------------------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them. The following tables present certain information relating to the Company's average consolidated statements of financial condition and consolidated statements of income for the three and six month periods ended June 30, 2001 and 2000. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from daily average balances. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The average yields and costs include fees and expenses which are considered adjustments to yield.

The following table presents average balances, average yields on interest-earning assets and average costs of interest-bearing liabilities for the three months ended June 30, 2001 and June 30, 2000 (Dollars in thousands):

                                                 Three Months Ended June 30, 2001            Three Months Ended June 30, 2000

                                                Average                   Average           Average                   Average
                                                Balance     Interest     Yield/Cost         Balance      Interest    Yield/Cost
                                              -----------------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits and
    short-term investments                       $27,520      $ 281        4.08%             $ 9,376       $ 106        4.52%
  Investment securities, net (1) (2)             134,527      2,255        6.70%             150,051       2,726        7.27%
  Loans receivable, net (1) (3)                  426,395      8,113        7.61%             363,733       6,982        7.68%
  Mortgage-related securities, net (1)           248,751      4,023        6.47%             290,381       5,135        7.07%
  FHLB stock                                      14,193        238        6.71%              15,458         269        6.96%
                                              -----------------------------------------------------------------------------------
         Total interest-earning assets           851,386     14,910        7.01%             828,999      15,128        7.34%
Non-interest earning assets                       27,457                                      39,127
                                              -----------                              -------------
         Total assets                           $878,843                                    $868,126
                                              ===========                              =============

Liabilities and equity:
Interest-bearing liabilities:
  Money market accounts                          $68,513      $ 666        3.89%             $64,502        $886        5.49%
  Passbook accounts                              124,055        740        2.39%             140,589         838        2.38%
  Checking accounts                               37,469        107        1.14%              37,247         150        1.61%
  Certificate accounts                           263,037      3,768        5.73%             228,884       3,020        5.28%
                                              -----------------------------------------------------------------------------------
         Total                                   493,074      5,281        4.28%             471,222       4,894        4.15%
  Borrowed funds                                 250,993      3,290        5.24%             278,162       3,929        5.65%
  Other                                            2,070          8        1.55%               1,817           8        1.76%
                                              -----------------------------------------------------------------------------------
         Total interest-bearing liabilities      746,137      8,579        4.60%             751,201       8,831        4.70%
Non-interest bearing liabilities                  37,672                                      35,205
Shareholders' equity                              95,034                                      81,720
                                              -----------                              -------------
Total liabilities and shareholders' equity      $878,843                                    $868,126
                                              ===========                              =============

Net interest income                                          $6,331                                       $6,387
Net interest rate spread (4)                                               2.41%                                        2.64%
Net interest margin (5)                                                    2.97%                                        3.08%
Ratio of interest-earning assets to
   interest-bearing liabilities                                             114%                                         110%

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

     The following table presents average balances, average yields on interest-earning assets and average costs of interest-bearing liabilities for the six months ended June 30, 2001 and June 30, 2000 (Dollars in thousands):

                                                  Six Months Ended June 30, 2001              Six Months Ended June 30, 2000

                                                Average                   Average           Average                    Average
                                                Balance     Interest     Yield/Cost         Balance      Interest     Yield/Cost
                                              ------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Interest-earning deposits and
    short-term investments                      $ 29,018     $   645        4.45%          $  9,511      $   206        4.33%
  Investment securities, net (1) (2)             142,228       4,817        6.77%           150,892        5,398        7.15%
  Loans receivable, net (1) (3)                  414,676      15,854        7.65%           360,877       13,670        7.58%
  Mortgage-related securities, net (1)           255,764       8,360        6.54%           295,103       10,449        7.08%
  FHLB stock                                      14,822         496        6.69%            15,458          528        6.83%
                                             -------------------------------------------------------------------------------------
         Total interest-earning assets           856,508      30,172        7.05%           831,841       30,251        7.27%
Non-interest earning assets                       27,149                                     40,754
                                             ------------                              -------------
         Total assets                           $883,657                                   $872,595
                                             ============                              =============

Liabilities and equity:
Interest-bearing liabilities:
  Money market accounts                          $69,235     $ 1,473        4.26%           $56,417      $ 1,516        5.53%
  Passbook accounts                              124,135       1,472        2.37%           142,837        1,701        2.38%
  Checking accounts                               37,354         233        1.25%            36,840          298        1.62%
  Certificate accounts                           261,073       7,453        5.71%           234,380        6,161        5.26%
                                             -------------------------------------------------------------------------------------
         Total                                   491,797      10,631        4.32%           470,474        9,721        4.13%
  Borrowed funds                                 259,939       6,950        5.35%           283,727        7,955        5.61%
  Other                                            1,958          15        1.53%             1,728           17        1.97%
                                             -------------------------------------------------------------------------------------
         Total interest-bearing liabilities      753,694      17,596        4.67%           755,929       17,693        4.68%
Non-interest bearing liabilities                  36,370                                     34,586
Shareholders' equity                              93,593                                     82,080
                                             ------------                              -------------
Total liabilities and shareholders' equity      $883,657                                   $872,595
                                             ============                              =============
Net interest income                                          $12,576                                     $12,558
Net interest rate spread (4)                                                2.38%                                       2.59%
Net interest margin (5)                                                     2.94%                                       3.02%
Ratio of interest-earning assets to
   interest-bearing liabilities                                              114%                                        110%

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

Allowance for Loan Losses
-------------------------

The following table sets forth the changes in the allowance for loan losses for the six month period ended June 30, 2001 (Dollars in thousands):


                  Balance, December 31, 2000                   $2,268
                  Provision for loan losses                       420
                  Net charge-offs                                 (72)
                                                       --------------
                  Balance, June 30, 2001                       $2,616
                                                               ======

Non-Performing Assets
---------------------

The following table presents information regarding the Company's non-performing assets as of the dates indicated:

                                                                            June 30,      June 30,
                                                                              2001          2000
                                                                          ------------- -------------
                                                                            (Dollars in thousands)
Non-performing loans:
   Non-accrual loans                                                            $1,795        $  981
   Accruing loans which are contractually
      past due 90 days or more                                                       -             -
   Restructured loans                                                                -             -
-----------------------------------------------------------------------------------------------------
      Total non-performing loans                                                $1,795        $  981
   Real estate owned                                                               104           218
-----------------------------------------------------------------------------------------------------
         Total non-performing assets                                            $1,899        $1,199
=====================================================================================================

   Non-performing assets as a percent of gross loans receivable                   .40%          .31%
   Non-performing assets as a percent of total assets                             .22%          .14%
   Allowance for loan loss as a percent of gross loans receivable                 .55%          .53%
   Allowance for loan loss as a percent of non-performing assets                  138%          169%

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are deposits, principal and interest payments on loans, and repayments on mortgage-related securities; proceeds from maturing investment securities; advances from the FHLB; and other borrowed funds. While scheduled maturities of investments and amortization of loans are predictable sources of funds, deposit flows and prepayments on mortgage loans and mortgage-related securities are greatly influenced by interest rates, economic conditions and competition.

Recent legislation has repealed the OTS' minimum liquidity ratio requirement. OTS regulations now require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

As of June 30, 2001, the Company had commitments to originate loans of $1.7 million, purchase loans of $1.1 million, and fund $28.2 million in construction loans. The Company anticipates it will have sufficient funds available to meet these commitments.

As of June 30, 2001, the Company's equity capital exceeded each of the OTS capital requirements. The OTS requires Tier I capital to adjusted assets of 4.00%, tier I capital to risk-based assets of 4.00%, and total capital to risk-based assets of 8.00%. The Company maintained equity capital levels of 9.21%, 21.07%, and 21.95%, respectively.

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


Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------
              None

Item 3.  Defaults upon Senior Securities
-------  -------------------------------
              None

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------
              The annual meeting of shareholders of GA Financial Inc. was held on April 25, 2001. Of 5,466,017 shares eligible to vote, 88.5%, or 4,837,302 were voted by proxy.

              The shareholders elected the two nominees for directors, as described in the proxy statement for the annual meeting. The results for the re-election of Thomas M. Stanton as director were 4,619,173 shares or 95.5% in favor and 218,129 shares or 4.5% withheld. The results for the re-election of Robert J. Ventura as director were 4,617,837 shares or 95.5% in favor, and 219,465 shares or 4.5% withheld. The other continuing directors are Thomas
              E. Bugel, Darrell J. Hess, John M. Kish and David R. Wasik.

              Also, shareholders ratified KPMG LLP as the independent auditors for the Company for the fiscal year ending December 31, 2001. The results were 4,743,480 shares or 98.1% in favor, 81,270 shares or 1.7% against and 12,552 or 0.2% shares in abstention.

Item 5.  Other Information
-------  -----------------
              The Board of Directors declared a dividend of $.18 per share to stockholders of record on August 10, 2001, payable on August 21, 2001.

              During the second quarter, Mr. Todd L. Cover was named Vice President and Assistant Treasurer of the Company. Mr. Cover was also named to the Board of Directors of the Company. Mr. James V. Dionise was named Chief Financial Officer and Treasurer of the Company.

Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------
              (a)  Exhibits
         3.1  Certificate of Incorporation of GA Financial, Inc.*
         3.2  Amended Bylaws of GA Financial, Inc.**
         4.0  Stock Certificates of GA Financial, Inc.*
         11.0 Computation of Earnings per Share. This is incorporated by reference to footnote number 3 of the financial statements on page number 5.

              (b)  Reports on Form 8-K
              -------------------
              None

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



                                           GA FINANCIAL, INC.
                                ---------------------------------------
                                              (Registrant)




Date  August 10, 2001                 By  /s/ John M. Kish
     -------------------                  -----------------------------
                                          John M. Kish
                                          Chairman of the Board and Chief
                                          Executive Officer
                                          (Principal Executive Officer)


                                      By  /s/ James V. Dionise
                                          -----------------------------
                                          James V. Dionise
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)