Form 10-Q
period 2001-09-30
GA FINANCIAL INC/PA
filed 2001-11-14
CIK 1005313

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                      or

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   -------------------------

                        Commission File Number 1-14154


                              GA FINANCIAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


DELAWARE                                                              25-1780835
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

4750 CLAIRTON BOULEVARD, PITTSBURGH, PENNSYLVANIA                          15236
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

 5,508,569 shares of common stock, par value $.01 per share, were outstanding as of October 31, 2001.

                              GA FINANCIAL, INC.

                                   FORM 10-Q

                              September 30, 2001


                                     INDEX

                                                                                              Page
                                                                                              ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

             Consolidated Statements of Financial Condition as of
             September 30, 2001 (unaudited) and December 31, 2000...........................      1

             Consolidated Statements of Income and Comprehensive Income
             for the Three and Nine Months Ended September 30, 2001 and 2000 (unaudited)....      2

             Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 2001 and 2000 (unaudited)...........................      3

             Notes to Consolidated Financial Statements (unaudited) ........................  4 - 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................................  8 - 15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk........................      16

PART II.  OTHER INFORMATION ................................................................      17

SIGNATURES..................................................................................      18


PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

GA Financial, Inc.
Consolidated Statements of Financial Condition as of September 30, 2001 and December 31, 2000

                                                                                             September 30, 2001   December 31,
(Dollars in thousands except share data)                                                            (Unaudited)          2000
------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash (including interest-bearing deposits of $38,048
in 2001 and $17,890 in 2000)                                                                           $ 42,909       $ 22,730
Held for trading securities, at fair value                                                                  474            798
Available for sale securities, at fair value                                                            344,562        409,757
Held to maturity securities, at cost                                                                      2,905         12,761
Loans receivable, net of allowance for loan losses of $2,873 and $2,268, respectively                   428,972        380,474
Education loans held for sale                                                                            16,117         19,359
Accrued interest receivable                                                                               6,104          6,411
Federal Home Loan Bank stock                                                                             12,429         15,458
Premises and equipment, net                                                                               7,206          7,441
Foreclosed assets                                                                                           395            154
Securities sold, not settled                                                                                  -          1,539
Prepaid expenses and other assets                                                                        12,478         12,287
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                           $874,551       $889,169
==============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing deposits                                                                           $ 33,962       $ 33,840
Interest-bearing deposits                                                                               493,205        488,645
Borrowed funds                                                                                          233,575        268,598
Advances from customers for taxes, insurance, and other                                                   1,093          1,822
Accrued interest payable                                                                                  7,436          2,506
Other liabilities                                                                                         5,657          1,110
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                       774,928        796,521
------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
Preferred stock (0.01 par value); 1,000,000 shares authorized; 0 shares issued                                -              -
Common stock (0.01 par value); 23,000,000 shares authorized; 8,900,000 shares issued                         89             89
Additional paid in capital                                                                               86,704         86,898
Retained earnings                                                                                        66,847         65,699
Accumulated other comprehensive results, net of taxes                                                     4,696         (2,608)
Unearned employee stock ownership plan (ESOP) shares                                                     (3,780)        (3,780)
Unearned recognition and retention plan (RRP) shares                                                       (490)          (758)
Treasury stock, at cost (3,391,431 shares as of September 30, 2001 and 3,278,071 shares as
 of December 31, 2000)                                                                                  (54,443)       (52,892)
------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                               99,623         92,648
------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                             $874,551       $889,169
==============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

GA Financial, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended September 30, 2001 and 2000

                                                                                     For the Three Months      For the Nine Months
                                                                                     Ended September 30,        Ended September 30,
                                                                                         (Unaudited)               (Unaudited)

(Dollars in thousands except per share data)                                           2001      2000            2001        2000
------------------------------------------------------------------------------------------------------------------------------------




Interest income:
Loans                                                                                 $ 8,378     $ 7,231        $24,231     $20,901
Securities                                                                              5,425       7,394         18,262      22,790
Interest-bearing deposits                                                                 264         322            909         626
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                                  14,067      14,947         43,402      44,317
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
Interest-bearing deposits                                                               5,192       5,190         15,823      14,911
Borrowed funds                                                                          3,163       4,074         10,113      12,029
Other                                                                                       8           9             23          26
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                  8,363       9,273         25,959      26,966
------------------------------------------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses                                    5,704       5,674         17,443      17,351
Provision for loan losses                                                                 315         180            735         540
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                     5,389       5,494         16,708      16,811
------------------------------------------------------------------------------------------------------------------------------------
Non-interest income:
Service fees                                                                              629         687          1,952       2,036
Net gain (loss) on sales of securities                                                     21         (33)           160          94
Writedown of securities                                                                  (730)          -           (730)          -
Net (loss) gain on trading securities                                                     (46)        161             41         224
Gain on sales of education loans                                                           84          89            127         113
Other                                                                                     164         159            488         418
------------------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                                                 122       1,063          2,038       2,885
------------------------------------------------------------------------------------------------------------------------------------
Non-interest expense:
Compensation and employee benefits                                                      2,428       2,264          7,564       6,906
Occupancy and equipment                                                                   570         458          1,570       1,337
Depreciation                                                                              226         182            735         539
Marketing                                                                                 221         157            492         342
Deposit insurance premiums                                                                 25          25             74          76
Other                                                                                   1,169       1,029          3,534       3,434
------------------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                                              4,639       4,115         13,969      12,634
------------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                                  872       2,442          4,777       7,062
Provision for income taxes                                                                  -         615            895       1,735
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                            $   872     $ 1,827        $ 3,882     $ 5,327
====================================================================================================================================
Other comprehensive income:
Unrealized holding gains on available for sale securities, net of taxes               $ 4,245     $ 4,168        $ 6,026     $ 4,824
Reclassification adjustment for net losses (gains) included in net income                 567          79          1,278          16
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                              4,812       4,247          7,304       4,840
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                  $ 5,684     $ 6,074        $11,186     $10,167
====================================================================================================================================

Basic earnings per share                                                              $  0.17     $  0.35        $  0.76     $  0.99
                                                                                      =======     =======        =======     =======

Diluted earnings per share                                                            $  0.17     $  0.35        $  0.75        0.99
                                                                                      =======     =======        =======     =======

Dividends per share                                                                   $  0.18     $  0.18        $  0.54     $  0.54
                                                                                      =======     =======        =======     =======

Basic average common shares outstanding                                             5,124,585   5,247,392      5,096,880   5,376,402
Diluted average common shares outstanding                                           5,232,504   5,291,077      5,181,646   5,397,895

The accompanying notes are an integral part of the consolidated financial statements.

GA Financial, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2001 and 2000

                                                                                         For the Nine Months Ended
                                                                                               September 30,
                                                                                           2001              2000
(Dollars in thousands)                                                                           (Unaudited)
--------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                                             $   3,882         $   5,327
Adjustments to reconcile net income to net cash provided by
operating activities:
  Provision for loan losses                                                                    735               540
  Depreciation                                                                                 735               539
  Amortization of intangibles                                                                  139               139
  Amortization (accretion) of net deferred loan fees                                            44               101
  Allocation of RRP shares                                                                     357               399
  Net gain on sale of securities                                                              (160)              (94)
  Writedown of securities                                                                      730                 -
  Net gain in trading securities                                                               (41)             (224)
  Proceeds from sale of held for trading securities                                            799             1,760
  Purchase of held for trading securities                                                     (434)           (2,525)
  Gain on sales of education loans                                                            (127)             (113)
  Net loss on sale of foreclosed assets                                                         55                45
  Net discount accretion (premium amortization) on securities                                  120               (56)
  Decrease (increase) in accrued interest receivable                                           307              (620)
  Increase in prepaid expenses and other assets                                             (1,793)           (1,057)
  Increase in accrued interest payable                                                       4,930             3,010
  Net increase (decrease) in other liabilities                                               1,780               (36)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                $  12,058         $   7,135
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Repayments and maturities of held to maturity securities                                  31,250             1,003
  Proceeds from sale of available for sale securities                                       57,162            19,618
  Repayments and maturities of available for sale securities                                48,041            27,956
  Purchases of available for sale securities                                               (29,413)           (2,851)
  Purchases of held to maturity securities                                                 (21,145)           (3,865)
  Proceeds from sale of education loans                                                      9,726             8,543
  Funding of education loans                                                                (6,357)           (6,980)
  Net (increase) decrease in loans                                                         (17,554)            2,088
  Net purchases of loans                                                                   (31,723)          (28,653)
  Net (increase) decrease in foreclosed assets                                                (296)              104
  Purchases of premises and equipment, net                                                    (500)           (1,810)
  Securities sold, not settled                                                               1,539                 -
  Redemption of Federal Home Loan Bank stock                                                 3,029                 -
--------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                $  43,759         $  15,153
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net (decrease) increase in demand and savings deposits                                   (10,006)           20,478
  Net increase (decrease) in certificates of deposits                                       14,688            (6,851)
  Net decrease in advances from borrowers for taxes and insurance                             (729)             (637)
  Purchase of treasury stock                                                                (2,681)           (6,146)
  Payments from borrowed funds                                                            (163,598)         (453,633)
  Proceeds on borrowed funds                                                               128,575           424,070
  Dividends paid                                                                            (2,734)           (2,985)
  Other stock transactions                                                                     847                40
--------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                      (35,638)          (25,664)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                     $  20,179         $  (3,376)

Cash and cash equivalents at beginning of period                                            22,730            32,836
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $  42,909         $  29,460
====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                   Notes To Consolidated Financial Statements
                   ------------------------------------------
                                  (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of GA Financial, Inc. (the "Company") and its subsidiaries, Great American Federal (the "Bank") and New Eagle Capital, Inc. and the Bank's wholly owned subsidiaries, GA Financial Strategies and Great American Financial Services. The Company and the Bank are referred to herein collectively as the "Company". Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank and New Eagle Capital, Inc.

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. This statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company did not experience any impact to its financial position, results of operations and cash flows as of the effective date of this statement.

In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets".

Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement will become effective for the Company in January of 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, an entity would recognize a gain or loss on settlement.

SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the financial position, results of operations or liquidity of the Company.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of; however, it retains many of the fundamental provisions of that Statement.

SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The adoption of SFAS No. 144 is not expected to have a material effect on the financial position, results of operations or liquidity of the Company.

On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. The guidance contained in the SAB is effective immediately. This SAB expresses the views of the SEC staff regarding the registrant's development, documentation, and application of a systematic methodology for determining the allowance for loan and lease losses, as required by SEC Financial Reporting Release (FRR) No. 28. The guidance in the SAB focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses.

Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies (the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System) (FRB), the Office of the Comptroller of the Currency
(OCC), and the Office of Thrift Supervision (OTS) represented by the Federal Financial Institutions Examination Council issued an interagency policy statement entitled Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions (Policy Statement). The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease methodologies and supporting documentation.

The guidance contained in the SAB does not prescribe specific allowance estimation methodologies registrants should employ in estimating their allowance for loan and lease losses, but rather emphasizes the need for a systematic methodology that is properly designed and implemented by registrants.

3.    Earnings per Share

                    (Dollars in thousands, except per share amounts)

                                                        For the Three Months Ended              For the Nine Months Ended
                                                     September 30,       September 30,       September 30,     September 30,
                                                          2001               2000                2001              2000
                                               --------------------------------------------------------------------------------
Basic:
  Net income                                             $      872          $    1,827          $    3,882          $    5,327
  Basic average common shares outstanding                 5,124,585           5,247,392           5,096,880           5,376,402
  Basic earnings per share                               $     0.17          $     0.35          $     0.76          $     0.99

Diluted:
  Net income                                             $      872          $    1,827          $    3,882          $    5,327
  Basic average common shares outstanding                 5,124,585           5,247,392           5,096,880           5,376,402

  Effect of dilutive securities:
     Shares issuable upon exercise of
     outstanding stock options and stock awards             107,919              43,685              84,766              21,493
                                               --------------------------------------------------------------------------------
  Diluted average common shares outstanding               5,232,504           5,291,077           5,181,646           5,397,895

Diluted earnings per share                               $     0.17          $     0.35          $     0.75          $     0.99
                                               ================================================================================



4.  Changes in Shareholders' Equity:

Total shareholders' equity for the nine month period ended September 30, 2001 is as follows:


                                                                Accumulated
                                    Additional                     Other        Unearned    Unearned                     Total
                          Common     Paid in      Retained     Comprehensive      ESOP         RRP      Treasury     Shareholders'
(Dollars in thousands)    Stock      Capital      Earnings        Results        Shares      Shares       Stock         Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 2000          $89      $86,898      $65,699      $(2,608)         $(3,780)     $(758)     $(52,892)    $92,648

Net income                    -            -        3,882            -                -          -             -       3,882
Other comprehensive
income, net
of tax                        -            -            -        7,304                -          -             -       7,304
Cash dividends
($0.54 per share)             -            -       (2,734)           -                -          -             -      (2,734)
Treasury stock
purchased                     -            -            -            -                -          -        (2,681)     (2,681)
Shares allocated to
ESOP                          -            -            -            -                -          -             -           -
Shares allocated  to
 stock-based
 compensation                  -        (194)           -            -                -        268         1,130      1,204
-----------------------------------------------------------------------------------------------------------------------------------

Balance at
 September 30, 2001          $89     $86,704      $66,847      $ 4,696          $(3,780)     $(490)     $(54,443)   $99,623
===================================================================================================================================

Item 2.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations
           ---------------------
General
-------

The Company's and the Bank's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowings. The Company and the Bank are referred to herein collectively as the "Company". The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies. The Company also generates non-interest income such as service fees, gains and losses on the sale of education loans and securities, trading account profits and losses, and other miscellaneous income. The Company's operating expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses, depreciation expenses, marketing expenses, federal deposit insurance premiums, and other general and administrative expenses.

Accordingly, the discussion herein addresses the consolidated operations of the Company as they are conducted through the Bank and New Eagle Capital, Inc.

Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Except as required by applicable law and regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition as of September 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------

Assets:
-------

The Company's total assets decreased $14.6 million or 1.6% to $874.6 million as of September 30, 2001.

Cash increased $20.2 million or 88.8% to $42.9 million as of September 30, 2001. The increase was substantially due to loan repayments and securities repayments, sales, calls and maturities. These funds will be used for future loan fundings and security purchases.

Securities classified as available for sale decreased $65.2 million or 15.9% to $344.6 million as of September 30, 2001 due to repayments, sales, calls, and maturities.

In the third quarter of 2001, the Company recorded impairment writedowns of $730,000 reflecting the Company's assessment of other-than-temporary impairment in the valuation of certain available for sale securities. Other-than-temporary impairment is a judgement based on information that develops over a period of time. Prices of certain of the Company's senior loan mutual fund available for sale securities did not recover in light of the recent significant decreases in interest rates, reflecting that the losses were due to other-than-temporary factors or conditions, while the impairment recognized is based on all of the information available at the time of the assessment, other information or economic developments in the future may lead to further impairment.

Held to maturity securities decreased $9.9 million due to maturities.

The following table presents details of the Company's securities as of September 20, 2001


(Dollars in thousands):
                                                                       Gross                Gross
                                                 Amortized           Unrealized          Unrealized
Available for sale securities:                      Cost               Gains               Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
U.S. government agency debt                      $ 10,222              $  159            $     -              $ 10,381
Mortgage-backed securities                        169,287               3,836                 (2)              173,121
Collateralized mortgage obligations                52,048               1,116                (58)               53,106
Municipal obligations                              58,803                 420               (466)               58,757
Corporate obligations                              11,533                 369                (15)               11,887
Marketable equity securities                       35,206               2,778               (674)               37,310
----------------------------------------------------------------------------------------------------------------------------
     Total                                       $337,099              $8,678             $(1,215)            $344,562
============================================================================================================================


                                                                        Gross                Gross
                                                  Amortized           Unrealized          Unrealized
Held to maturity securities:                        Cost                Gains               Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
Corporate obligations                              $2,905                $239                 -                  $3,144
============================================================================================================================


The following table presents details of the Company's securities as of December 31, 2000
(Dollars in thousands):

                                                                          Gross                Gross
                                                     Amortized           Unrealized          Unrealized
Available for sale securities:                          Cost               Gains               Losses             Fair Value
----------------------------------------------------------------------------------------------------------------------------
U.S. government agency debt                            $ 38,737             $     -             $(1,311)            $ 37,426
Mortgage-backed securities                              200,054                 672              (1,872)             198,854
Collateralized mortgage obligations                      68,373                 131              (1,677)              66,827
Municipal obligations                                    61,378                 269                (674)              60,973
Corporate obligations                                     9,385                   3                (162)               9,226
Marketable equity securities                             35,901               2,715              (2,165)              36,451
----------------------------------------------------------------------------------------------------------------------------
     Total                                             $413,828              $3,790             $(7,861)            $409,757
============================================================================================================================


                                                                        Gross                Gross
                                                  Amortized           Unrealized           Unrealized
Held to maturity securities:                        Cost                Gains                Losses             Fair Value
---------------------------------------------------------------------------------------------------------------------------
Corporate obligations                              $12,761               $91                 $(52)                $12,800
===========================================================================================================================

Net loans receivable increased $48.5 million or 12.7% to $429.0 million as of September 30, 2001, due primarily to the Company's origination and purchase of commercial real estate loans, commercial and residential construction and development loans, and home equity loans.

The following table presents details of the Company's loan portfolio (Dollars in thousands):

                                                                      As of September 30,     As of  December 31,
                                                                             2001                    2000
                                                                      -------------------------------------------
Mortgage loans:
   Residential                                                             $260,055                  $276,611
   Multi-family                                                              10,077                     5,575
   Commercial real estate                                                    56,732                    23,495
   Commercial and residential construction and development                   50,028                    25,402
                                                                           --------                  --------
Subtotal mortgage                                                           376,892                   331,083
                                                                           --------                  --------
Consumer loans:
   Home equity                                                               61,851                    54,458
   Unsecured personal                                                         2,721                     2,489
   Loans on savings accounts                                                  1,341                     1,521
   Automobile                                                                   176                         -
                                                                           --------                  --------
Subtotal consumer loans                                                      66,089                    58,468
                                                                           --------                  --------
Commercial business loans:
   Secured business                                                          11,248                     6,431
   Unsecured business                                                         1,670                       813
                                                                           --------                  --------
Subtotal commercial business loans                                           12,918                     7,244
                                                                           --------                  --------
      Total                                                                 455,899                   396,795
                                                                           --------                  --------
Less:
   Undisbursed construction and development loans                           (23,634)                  (13,589)
   Deferred loan fees                                                          (420)                     (464)
   Allowance for loan losses                                                 (2,873)                   (2,268)
-------------------------------------------------------------------------------------------------------------
      Net loans                                                            $428,972                  $380,474
=============================================================================================================


The Company's education loans held for sale as of September 30, 2001 were $16.1 million. There was a decrease of $3.2 million or 16.7% due to the sale of education loans. All education loans are held for sale. The Company will sell education loans when placed on repayment status.

Liabilities:
------------

The Company's liabilities decreased $21.6 million or 2.7% to $774.9 million as of September 30, 2001.

Total deposits increased $4.7 million or 0.9% to $527.2 million as of September 30, 2001. The increase was a result of growth in the Company's certificate of deposit accounts primarily offset by decreases in money market and interest bearing checking accounts.

Borrowed funds decreased $35.0 million or 13.0% to $233.6 million as of September 30, 2001. This was a result of management reducing the borrowings to targeted levels. Management utilized borrowings to fund asset growth, particularly investments in available for sale securities. Borrowings can be invested at yields higher than the cost of the borrowed funds thereby increasing net interest income. The Company is utilizing both short and long term borrowings to fund asset growth. The Company continually monitors the interest rate sensitivity of this strategy with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Interest rate risk is considered to be one of the most significant market risks that could materially impact the Company's financial position or results of operations. Borrowed funds as of September 30, 2001 consisted of short term FHLB borrowings of $42.0 million and long term FHLB borrowings of $191.6 million.

Accrued interest payable increased $4.9 million to $7.4 million as of September 30, 2001. This change was due to the timing of accrued interest payable credited to deposit accounts and borrowings.

Shareholders' Equity:
---------------------

Total shareholders' equity increased $7.0 million or 7.5% to $99.6 million as of September 30, 2001. This was due to $3.9 million in net income, $1.2 million in stock-based compensation, and a $7.3 million increase in accumulated other comprehensive income, offset by the purchase of $2.7 million of treasury stock, and payment of $2.7 million in cash dividends.

Comparison of the Consolidated Results of Operations for the Three Month Period
-------------------------------------------------------------------------------
Ended September 30, 2001 and 2000
---------------------------------

Net Income. Net income was $872,000 for the three month period ended September 30, 2001, a decrease of $955,000 or 52.3% from the same period in 2000.

Interest Income. Interest income totaled $14.1 million for the three month period ended September 30, 2001, a decrease of $880,000 or 5.9% compared to the $14.9 million recorded for the three month period ended September 30, 2000. The decrease was primarily attributable to a 53 basis points decline in the yield on interest earning assets partially offset by an increase in average interest earning assets balances of $11.7 million. Average balances of loan receivables and interest earning deposits increased $68.3 million and $9.1 million, respectively, offset by a decrease in average balances of securities of $69.9 million. The Company increased the loan portfolio while reducing the securities portfolio.

Interest Expense. Total interest expense for the three month period ended September 30, 2001 was $8.4 million, a decrease of $910,000 or 9.8% compared to $9.3 million for the same period in 2000. Average balances of interest bearing deposits increased $18.0 million or 3.8% over the same period in 2000 and the average cost decreased 16 basis points. Average balances of borrowings decreased $34.9 million or 12.7% from the three month period ended September 30, 2000 while the average cost decreased 66 basis points. This reduction was the result of management reducing borrowings to targeted levels. The Company's cost of deposits was lower than the cost of borrowings.

Provision for Loan Losses. The provision for loan losses during the three month period ended September 30, 2001 was $315,000 compared to $180,000 for the three month period ended September 30, 2000. The allowance for loan losses to gross loans receivable and total non-performing assets was 0.61% and 141%, respectively, as of September 30, 2001 as compared to 0.54% and 165%, respectively as of December 31, 2000 . Non-performing loans increased from $1.2 million as of December 31, 2000 to $1.6 million as of September 30, 2001. The increase was primarily attributed to residential mortgage loans. The Company monitors all non-performing loans which could impact the provision for loan losses. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans receivable which are deemed probable based on information currently known to management. While management believes the Company's allowance for loan losses is sufficient to cover losses in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income. For the three-month period ended September 30, 2001, non-interest income was $122,000, compared to $1.1 million recorded for the same period in 2000. The decrease of $941,000, or 88.5%, was primarily due to a $730,000 writedown of investment securities, and a decrease of $207,000 in trading profits. The Company recorded the writedown reflecting the Company's assessment of other-than-temporary impairment in the valuation of certain investment securities. Prices of certain of the Company's investments did not recover in light of the recent significant decreases in interest rates, reflecting that the losses were due to other-than-temporary factors or conditions.

Non-interest Expense. Total non-interest expense increased $524,000, or 12.7%, to $4.6 million for the three month period ended September 30, 2001 due primarily to an increase in compensation and benefits costs, partially the result of a change in management, increased occupancy, equipment and depreciation expense due in part to the establishment of a new branch location during 2000 and investments in technology, and increased general marketing expenses and other miscellaneous expenses.

Income Tax Expense. There was no provision for income tax expense for the three month period ended September 30, 2001 due primarily to a combination of lower pre-tax income and higher level of non-taxable income. Income tax expense of $615,000 for the three month period ended September 30, 2000 resulted in an effective tax rate of 25.2%. The Company utilizes municipal bonds and low income housing tax credit investments as part of its tax strategy.

Comparison of the Consolidated Results of Operations for the Nine Month Period
------------------------------------------------------------------------------
Ended September 30, 2001 and 2000
---------------------------------

Net Income. Net income was $3.9 million for the nine month period ended September 30, 2001, a decrease of $1.4 million or 27.1% from the same period in 2000.

Interest Income. Interest income totaled $43.4 million for the nine month period ended September 30, 2001, compared to the $44.3 million recorded for the nine month period ended September 30, 2000. Average balances of interest earning assets increased $20.3 million while the yield decreased 33 basis points. Average balances of loan receivables and interest earning deposits increased $60.6 million and $13.9 million, respectively, offset by a decrease in average balances of securities of $52.7 million. The Company increased the loan portfolio while reducing securities portfolio.

Interest Expense. Total interest expense for the nine month period ended September 30, 2001 was $26.0 million, compared to $27.0 million for the same period in 2000. Average balances of deposits increased $20.2 million or 4.3% over the same period in 2000 and the average cost increased 8 basis points. Average balances of borrowings decreased $27.6 million or 9.8% from the nine month period ended September 30, 2000 while the average cost decreased 39 basis points. This was the result of management reducing borrowings to targeted levels. The Company's cost of deposits was lower than the cost of borrowings.

Provision for Loan Losses. The provision for loan losses during the nine month period ended September 30, 2001 was $735,000 compared to $540,000 for the nine month period ended September 30, 2000. The Company monitors all non-performing loans which could impact our provision for loan losses. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans receivable which are deemed probable based on information currently known to management. While management believes the Company's allowance for loan losses is sufficient to cover losses in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest Income. For the nine-month period ended September 30, 2001, non-interest income was $2.0 million, compared to $2.9 million recorded for the same period in 2000. The decrease of 29.4% was due primarily to the $730,000 writedown in securities and a decrease in trading profits of $183,000. The Company recorded the writedown reflecting the Company's assessment of other-than-temporary impairment in the valuation of certain investment securities. Prices of certain of the Company's investments did not recover in light of the recent significant decreases in interest rates, reflecting that the losses were due to other-than-temporary factors or conditions.

Non-interest Expense. Total non-interest expense increased $1.3 million, or 10.6%, to $14.0 million for the nine month period ended September 30, 2001 due primarily to an increase in compensation and benefit costs, partially the result of a change in management, increased occupancy, equipment and depreciation expense due in part to the establishment of a new branch location during 2000 and investments in technology, increased general marketing expenses and other miscellaneous expenses.

Income Tax Expense. Income tax expense of $895,000 for the nine month period ended September 30, 2001 resulted in an effective tax rate of 18.7% compared to the income tax expense recorded for the nine month period ended September 30, 2000 of $1.7 million which was an effective tax rate of 24.6%. The decrease was due to a combination of lower pre-tax income and a higher level of non-taxable income. The Company utilizes municipal bonds and low income housing tax credit investments as part of its tax strategy.

Average Balance Sheets and Analysis of Net Interest Income
----------------------------------------------------------

The following tables present certain information relating to the Company's average consolidated statements of financial condition and consolidated statements of income for the three and nine month periods ended September 30, 2001 and 2000. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively. Average balances are derived from daily average balances. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The average yields and costs include fees and expenses which are considered adjustments to yield. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid on them.

The following table presents average balances, average yields on interest-earning assets and average costs of interest-bearing liabilities for the three months ended September 30, 2001 and September 30, 2000 (Dollars in thousands):


                                                   Three Months Ended September 30,          Three Months Ended September 30,
                                                                 2001                                      2000
                                                 Average                    Average          Average                    Average
                                                 Balance      Interest    Yield/Cost         Balance      Interest     Yield/Cost
                                               ------------ ------------- ------------     ------------- ------------ -------------
Assets:
Interest-earning assets:
  Interest-bearing deposits                        $32,131      $ 264         3.29%            $ 23,025        $ 322      5.59%
  Securities, net (1) (2)                          358,392      5,624         6.28%             426,697        7,543      7.07%
  Loans receivable, net (1) (3)                    442,267      8,378         7.58%             368,297        7,231      7.85%
  FHLB stock                                        12,429        211         6.79%              15,458          282      7.30%
                                               ------------ ------------- ------------     ------------- ------------ -------------
         Total interest-earning assets             845,219     14,477         6.85%             833,477       15,378      7.38%
Non-interest earning assets                         27,515                                       38,096
                                               ------------                                -------------
         Total assets                             $872,734                                     $871,573
                                               ============                                =============

Liabilities and equity:
Interest-bearing liabilities:
  Checking accounts                                $36,703      $ 101         1.10%             $36,895         $150      1.63%
  Money market accounts                             66,405        561         3.38%              69,793          947      5.43%
  Passbook and statement savings accounts          123,748        746         2.41%             133,601          805      2.41%
  Certificates of deposit accounts                 266,586      3,784         5.68%             235,177        3,288      5.59%
                                               ------------ ------------- ------------     ------------- ------------ -------------
         Total                                     493,442      5,192         4.21%             475,466        5,190      4.37%
  Borrowed funds                                   239,118      3,163         5.29%             274,052        4,074      5.95%
  Other                                              1,597          8         2.00%               1,331            9      2.70%
                                               ------------ ------------- ------------     ------------- ------------ -------------
         Total interest-bearing liabilities        734,157      8,363         4.56%             750,849        9,273      4.94%
Non-interest bearing liabilities                    38,172                                       34,048
Shareholders' equity                               100,405                                       86,676
                                               ------------                                -------------
Total liabilities and shareholders' equity        $872,734                                     $871,573
                                               ============                                =============
Net interest income                                            $6,114                                         $6,105
Net interest rate spread (4)                                                  2.29%                                       2.44%
Net interest margin (5)                                                       2.89%                                       2.93%
Ratio of interest-earning assets to
   interest-bearing liabilities                                                115%                                        111%


(1) Includes assets available for sale and unamortized discounts and premiums.
(2) Includes municipal obligations; interest and yield stated is fully taxable equivalent.
(3) Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.
(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities on a fully taxable equivalent basis.
(5) Net interest margin represents net interest income on a fully taxable equivalent basis divided by average interest earning assets.

The following table presents average balances, average yields on interest-earning assets and average costs of interest-bearing liabilities for the nine months ended September 30, 2001 and September 30, 2000 (Dollars in thousands):

                                                    Nine Months Ended September 30,          Nine Months Ended September 30,
                                                                 2001                                      2000
                                                 Average                    Average          Average                    Average
                                                 Balance      Interest    Yield/Cost         Balance      Interest     Yield/Cost
                                               ------------ ------------- ------------     ------------- ------------ -------------
Assets:
Interest-earning assets:
  Interest-bearing deposits                        $30,068         $ 909        4.03%           $16,188         $626         5.16%
  Investment securities, net (1) (2)               384,647        18,802        6.52%           437,377       23,292         7.10%
  Loans receivable, net (1) (3)                    423,974        24,231        7.62%           363,368       20,901         7.67%
  FHLB stock                                        14,015           707        6.73%            15,458          810         6.99%
                                               ------------ ------------- ------------     ------------- ------------ -------------
         Total interest-earning assets             852,704        44,649        6.98%           832,391       45,629         7.31%
Non-interest earning assets                         27,626                                       39,812
                                               ------------                                -------------
         Total assets                             $880,330                                     $872,203
                                               ============                                =============

Liabilities and equity:
Interest-bearing liabilities:
  Checking accounts                                $37,135       $   334        1.20%           $36,856       $  449         1.62%
  Money market accounts                             68,282         2,033        3.97%            60,909        2,508         5.49%
  Passbook and statement savings accounts          124,005         2,219        2.39%           139,736        2,507         2.39%
  Certificates of deposit accounts                 262,931        11,237        5.70%           234,647        9,447         5.37%
                                               ------------ ------------- ------------     ------------- ------------ -------------
         Total                                     492,353        15,823        4.29%           472,148       14,911         4.21%
  Borrowed funds                                   252,923        10,113        5.33%           280,478       12,029         5.72%
  Other                                              1,836            23        1.67%             1,595           26         2.17%
                                               ------------ ------------- ------------     ------------- ------------ -------------
         Total interest-bearing liabilities        747,112        25,959        4.63%           754,221       26,966         4.77%
Non-interest bearing liabilities                    36,966                                       34,358
Shareholders' equity                                96,252                                       83,624
                                               ------------                                -------------
Total liabilities and shareholders' equity        $880,330                                     $872,203
                                               ============                                =============
Net interest income                                              $18,690                                     $18,663
Net interest rate spread (4)                                                    2.35%                                        2.54%
Net interest margin (5)                                                         2.92%                                        2.99%
Ratio of interest-earning assets to
   interest-bearing liabilities                                                  114%                                         110%

(1) Includes assets available for sale and unamortized discounts and premiums.
(2) Includes municipal obligations; interest and yield stated is fully taxable equivalent.
(3) Amount is net of deferred loan fees, undisbursed loan funds, discounts and premiums and estimated loan loss allowances and includes loans held for sale and non-performing loans.
(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities on a fully taxable equivalent basis.
(5) Net interest margin represents net interest income on a fully taxable equivalent basis divided by average interest earning assets.

Allowance for Loan Losses

The following table sets forth the changes in the allowance for loan losses for the nine month period ended September 30, 2001 (Dollars in thousands):

                  Balance at December 31, 2000                $2,268
                  Charge-offs                                   (143)
                  Recoveries                                      13
                                                              ------
                      Net charge-offs                           (130)
                  Provision for loan losses                      735
                                                              ------
                  Balance at September 30, 2001               $2,873
                                                              ======

Non-Performing Assets
---------------------

The following table presents information regarding the Company's non-performing assets as of the dates indicated:

                                                                            September     December
                                                                             30, 2001     31, 2000
                                                                          ------------- -------------
                                                                            (Dollars in thousands)
Non-performing loans:
   Non-accrual loans                                                            $1,641        $1,220
   Accruing loans which are contractually
      past due 90 days or more                                                       -             -
   Restructured loans                                                                -             -
------------------------------------------------------------------------- ------------- -------------
      Total non-performing loans                                                 1,641         1,220
   Real estate owned                                                               395           154
------------------------------------------------------------------------- ------------- -------------
      Total non-performing assets                                               $2,036        $1,374
========================================================================= ============= =============

   Non-performing loans to gross loans receivable                                0.35%         0.29%
   Non-performing assets to gross loans receivable                               0.43%         0.33%
   Non-performing assets to total assets                                         0.23%         0.15%
   Allowance for loan loss to gross loans receivable                             0.61%         0.54%
   Allowance for loan loss to non-performing assets                               141%          165%


Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are deposits, principal and interest payments on loans, and repayments on securities; proceeds from maturing securities; advances from the FHLB; and other borrowed funds. While scheduled maturities of securities and amortization of loans are predictable sources of funds, deposit flows and prepayments on mortgage loans and securities are greatly influenced by interest rates, economic conditions and competition.

Recent legislation has repealed the OTS' minimum liquidity ratio requirement. OTS regulations now require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

As of September 30, 2001, the Company had commitments to originate loans of $1.1 million, purchase loans of $1.1 million, and fund $23.6 million in construction loans. The Company also has unused lines of credit to customers of $30.0 million as of September 30, 2001. The Company anticipates that it will have sufficient funds available to meet these commitments.

As of September 30, 2001, the Company's equity capital exceeded each of the OTS capital requirements. OTS requires Tier I capital to adjusted assets of 4.00%, tier I capital to risk-based assets of 4.00%, and total capital to risk-based assets of 8.00%. The Company maintained equity capital levels of 9.48%, 20.23%, and 21.23%, respectively.

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


Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------
               None

Item 3.  Defaults upon Senior Securities
-------  -------------------------------
               None

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------
               None

Item 5.  Other Information
-------  -----------------
               The Board of Directors declared a dividend of $.18 per share to stockholders of record on November 9, 2001, payable on November 20, 2001.


Item 6.  (a) Exhibits and Reports on Form 8-K
-------      --------------------------------
         4.1  Certificate of Incorporation of GA Financial, Inc.*
         4.2  Amended Bylaws of GA Financial, Inc.**
         4.0  Stock Certificates of GA Financial, Inc.*
         10.0 Two-Year Change of Control Agreement between Great American Federal and James V. Dionise.
         11.0 Computation of Earnings per Share. This is incorporated by reference to footnote number 3 of the financial statements on page number 5.

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



                                      GA FINANCIAL, INC.
                                ------------------------------
                                         (Registrant)




Date  November 13, 2001     By /s/ John M. Kish
     ------------------        --------------------------------------
                               John M. Kish
                               Chairman of the Board and Chief Executive Officer
                               (Principal Executive Officer)


                             By /s/ James V. Dionise
                                --------------------------------------
                                James V. Dionise
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)