Form 10-K405
period 2001-12-31
GA FINANCIAL INC/PA
filed 2002-04-01
CIK 1005313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

              Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001
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

                          The American Stock Exchange
                     (Name of exchange on which registered)

       Securities registered pursuant to Section 12(g) of the Act:  None


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $92,010,171 based upon the last market price as listed on The American Stock Exchange for March 11, 2002.

     The number of shares of Common Stock outstanding as of March 11, 2002 is:
5,412,363.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference into Part II of this Form 10-K.

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2002 are incorporated by reference into Part III of this Form 10-K.

INDEX


                                                                      PAGE
PART I

Item 1.     Business..................................................   1
Item 2.     Properties................................................  25
Item 3.     Legal Proceedings.........................................  25
Item 4.     Submission of Matters to a Vote of Security Holders.......  25

PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................  25
Item 6.     Selected Financial Data...................................  26
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................  26
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk  26
Item 8.     Financial Statements and Supplementary Data...............  26
Item 9.     Changes In and Disagreements with Accountants
            on Accounting and Financial Disclosure....................  26

PART III

Item 10.    Directors and Executive Officers of the Registrant........  27
Item 11.    Executive Compensation....................................  27
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management............................................  27

Item 13.    Certain Relationships and Related Transactions............  27

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K...............................................  28

SIGNATURES............................................................  30

PART I

Item 1.  Business.
-----------------

Overview

          GA Financial, Inc. (the "Company" ) was incorporated on December 14, 1995, and is the holding company for Great American Federal (the "Bank"), a community commercial bank and the Company's principal subsidiary, New Eagle Capital, Inc., an investment company, and the Bank's wholly owned subsidiaries, GA Financial Strategies, LLC, established in 2001 to provide wealth management services, and Great American Financial Services, Inc., currently inactive.

          On March 25, 1996, the Bank completed its conversion from a federally chartered mutual savings and loan association to a stock form of ownership and, simultaneously, the Company issued 8,900,000 shares of common stock, utilizing a portion of the net proceeds to acquire all of the outstanding stock of the Bank.

          The Company currently transacts banking activities through Great American Federal. The Bank, serving customers for over 85 years, operates its administrative office in Whitehall, Pennsylvania and thirteen branch offices in Allegheny County and one office in Westmoreland County, all of which are located in southwestern Pennsylvania. Through these office locations, the Bank offers a broad array of consumer and commercial loan, deposit, and wealth management products and services. In addition to conducting community commercial banking activities, the Bank invests in various marketable securities. New Eagle Capital, Inc., the Company's other subsidiary, operating as an investment company in Wilmington, Delaware, also invests in various marketable securities as well as marketable equity securities. The Company has 209 full-time equivalent employees as of December 31, 2001. The Company competes with local, regional, and national banks.

          The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowed funds. The Company also generates noninterest income, such as service fees, gains and losses on the sale of education loans and securities, trading account profits and losses, wealth management fees, and other miscellaneous noninterest income. The Company's operating expenses consist primarily of compensation and employee benefits, premises and equipment, depreciation, marketing, deposit insurance premiums, and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory agencies.

Uses of Funds

          The Company's primary use of funds is to conduct its investment and lending activities as well as for other general business purposes.

Investment Activities

General

          The Company has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements, and federal funds. Subject to various restrictions, the Bank may also invest its assets in investment-grade corporate debt obligations, in marketable equity securities whose assets conform to the investments that a federally-chartered savings institution is otherwise authorized to make directly, (e.g., permissible mutual funds), and in certain permissible equity securities. The Company through its investment subsidiary, New Eagle Capital, may invest in similar marketable securities, but additionally may invest in corporate common and trust preferred equity securities.

          The investment policy of the Company, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk as a complement to the Company's lending activities. The Company's current investment policy provides that the Company may invest in the following types of securities: U.S. government agency debt, mortgage-backed securities, collateralized mortgage obligations ("CMOs"), municipal obligations, corporate debt obligations, and marketable equity securities. As of December 31, 2001, the Company's investment securities generally consisted of federal government-sponsored agency debt securities, mortgage-backed securities, collateralized mortgage obligations, investment grade corporate debt obligations, municipal obligations, and marketable equity securities.

          The Board of Directors monitors and ratifies the investment decisions of the Company's officers that have been authorized to manage the investment portfolio (the Chief Executive Officer and Chief Financial Officer). On at least a quarterly basis, the Asset/Liability Management Committee also reviews the Company's securities portfolio and, in connection therewith, reviews the market value of each security held.

          As required by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments, Debt and Equity Securities", the Company's securities portfolio is categorized as either held to maturity, available for sale, or held for trading.

U.S. Government Agency Debt Securities

          As of December 31, 2001, the Company had $5.1 million of U.S. government agency debt securities, or 1.5% of total securities. All were classified as available for sale securities. All government debt securities are issued directly by the U.S. government, either through the Treasury Department or through one of the many federal agencies created by Congress.

     Mortgage-Backed Securities

          As of December 31, 2001, the Company had $140.6 million in mortgage-backed securities, or 41.6% of total securities, which generally consisted of mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") or insured by either the Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC"). All were classified as available for sale securities. Mortgage-backed securities generally yield less than the mortgage loans that underlie such securities because of the cost of guarantees or credit enhancements that result in nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Company. In general, mortgage-backed securities issued or guaranteed by FNMA and FHLMC and certain AA-rated and AAA-rated mortgage-backed pass through securities are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes. Residential mortgages are assigned a risk weighting of 50% to 100%. These types of securities allow the Company to optimize regulatory capital to a greater extent than non-securitized whole loans. See the section following under "Regulation and Supervision - Federal Savings Institution Regulation - Capital Requirements" for a discussion of Office of Thrift Supervision ("OTS") risk-based capital requirements.

          While mortgage-backed securities carry a reduced credit risk as compared to individual residential mortgage loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and affect both the prepayment speed, and value, of such securities. Specifically, investments in mortgage-backed securities and CMOs, discussed below, involve risks that in a declining interest rate environment actual prepayments may exceed prepayments estimated over the life of the security which, in turn, may result in a loss of any premiums paid for such instrument thereby reducing the net yield on such securities. Conversely, if interest rates increase, the market value of such securities may be adversely affected.

Collateralized Mortgage Obligations

          As of December 31, 2001, the Company had $49.7 million of CMOs, or 14.7% of total securities, consisting of CMOs issued by FHLMC and FNMA. All were classified as available for sale securities. CMOs are a type of debt security issued by entities that aggregate pools of underlying fixed and adjustable-rate mortgages or mortgage-backed securities and creates different classes of CMO securities with different maturities and, in some cases, amortization schedules as well as residual interest with each such class possessing different risk characteristics. The cash flows from the underlying collateral is generally divided into tranches or classes whereby such tranches have descending priorities with respect to the distribution of principal repayments from the underlying mortgages or mortgage-backed securities. In contrast to mortgage-backed securities in which cash flow is received and, accordingly, prepayment risk is shared pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying the CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. Accordingly, CMOs attempt to moderate the reinvestment risk associated with conventional mortgage-backed securities when prepayments of the mortgages underlying such securities prepay faster than anticipated. CMOs are issued by government-sponsored agencies, such as FNMA or FHLMC, and private issuers. The Company primarily invests in CMOs issued by government-sponsored agencies which are collateralized by mortgage-backed securities.

          While CMOs involve reduced credit risk, they involve prepayment risk (i.e., the risk that actual prepayments of the mortgage loans or mortgage backed securities underlying the CMOs will be greater than estimated prepayments over the life of the security upon which the price of the security CMO is based). In the event actual prepayments exceed estimated prepayments, it may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with CMOs if the actual cash flows from paydowns of such securities are at a rate greater than the estimated cash flow or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Municipal Obligations

          As of December 31, 2001, the Company had $57.7 million of municipal obligations, or 17.1% of total securities. All were classified as available for sale securities. All municipal obligations are rated in one of the four highest categories by a nationally recognized rating agency. The Company primarily invests in Pennsylvania municipal bonds that are issued by school districts and municipalities.

Corporate Debt Obligations

          As of December 31, 2001, the Company had $51.3 million of corporate debt obligations held as available for sale securities, or 15.2% of total securities, and $2.9 million of held to maturity securities, or 0.9% of total securities . The Company's investments in corporate debt obligations, as of December 31, 2001, generally consisted of debt obligations issued by large and medium sized U.S. and multinational corporate issuers. All corporate debt obligations purchased by the Company are rated in one of the four highest categories by a nationally recognized rating agency.

          Investments in corporate debt obligations involve credit risk as they are not insured or guaranteed by the U.S. government or any agency thereof. They generally are not secured by collateral and rely upon future income from the operations of the issuer for repayment of principal and interest.

Marketable Equity Securities

          As of December 31, 2001, the Company had $30.9 million of marketable equity securities, or 9.1% of total securities. All were classified as available for sale securities. The Bank's portfolio of $24.1 million is primarily comprised of permissable mutual fund investments while the New Eagle Capital, Inc. portfolio of $6.8 million consists primarily of corporate common and trust preferred equity securities.

          The Company also had $159,000 in trading securities. The portfolio was comprised entirely of one individual permissible U.S. government agency equity security.

          The following table sets forth certain information regarding the carrying value, weighted average yield, and contractual maturities of the Company's available for sale and held to maturity securities. Weighted average yields are based on amortized cost and are on debt securities only; marketable equity securities are excluded.

                                                                      Carrying Value
                                         --------------------------------------------------------------------------

                                              Due in    Due after One    Due after Five                                  Weighted
December 31,  2001                         One Year or  Year through     Years through     Due after Ten                  Average
(Dollars in thousands)                         Less      Five Years        Ten Years           Years         Total         Yield
------------------------------------------------------------------------------------------------------------------------------------
Available for sale securities:
   U.S. government agency debt...........    $   898      $ 2,286           $ 1,157          $    722        $  5,063       4.90%
   Mortgage-backed securities............          3           14             1,622           139,002         140,641       6.70
   Collateralzed mortgage obligations....         --           --            12,705            37,019          49,724       5.61
   Municipal obligations/1/..............      1,178        2,710             6,446            47,381          57,715       6.76
   Corporate debt obligations............     43,838        5,971             1,094               423          51,326       3.30
------------------------------------------------------------------------------------------------------------------------------------

     Total securities due................     45,917       10,981            23,024           224,547         304,469       5.93
------------------------------------------------------------------------------------------------------------------------------------

   Marketable equity securities..........                                                                      30,914          -
------------------------------------------------------------------------------------------------------------------------------------

Total available for sale securities......                                                                    $ 335,383
------------------------------------------------------------------------------------------------------------------------------------

Held to maturity securities:
   Corporate debt obligations............    $    --      $ 2,914           $    --          $     --        $   2,914      7.44%
------------------------------------------------------------------------------------------------------------------------------------


/1/ The weighted average yield for municipal obligations are on a taxable equivalent basis.

Lending Activities

General

          The Company's loan portfolio consists of mortgage loans (residential, multi-family, commercial real estate, and commercial and residential construction and development), consumer loans (home equity, unsecured personal, loans on deposit accounts, and automobile), commercial business loans (secured and unsecured business), and education loans held for sale.

          The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans, the sources of funds available for lending purposes, and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, particularly changes in interest rates, government policies, and actions of regulatory agencies.

Residential Mortgage Loans

          The Company offers residential mortgage loans primarily secured by owner-occupied one-to-four family residences. Loan originations are generally obtained from existing customers, members of the local communities served, or referrals from local real estate agents, attorneys, and builders. The Company primarily originates fixed-rate mortgage loans, but also offers adjustable-rate mortgage ("ARM") loans. The volume and types of ARM loans originated by the Company have been affected by such market factors as the level of interest rates, competition, consumer preferences, and the availability of funds. Originated mortgage loans are secured by properties located within the Company's primary market area of Allegheny, Beaver, Butler, Fayette, Washington, and Westmoreland Counties, Pennsylvania. In addition, the Company has purchased residential mortgage loans outside its primary market area.

          The Company's total one-to-four family mortgage loan portfolio as of December 31, 2001 was $259.2 million, or 56.6% of total loans. Fixed-rate mortgage loans were $223.5 million, or 48.9%, of total loans.

          The Company has not sold one-to-four family mortgage loans in the secondary market. Residential mortgage loans that are originated by the Company are underwritten in conformity with FNMA secondary market requirements. The Company has been approved by FNMA to sell mortgage loans in the secondary market, and may sell loans to FNMA in the future.

          In an effort to provide financing for low and moderate income home buyers, the Company offers a community mortgage program. These mortgage loans are offered with terms of up to 30 years. Such loans must be secured by a single-family owner-occupied unit. These loans are originated using modified underwriting guidelines with a reduced downpayment and a discount on closing costs. Such loans are originated in amounts up to 97% of the lower of the property's value or the sales price. During 2001, the Company originated twenty-one community mortgage loans totaling $1.3 million.

Multi-Family Mortgage Loans

          The Company originates multi-family mortgage loans generally secured by apartment buildings and other multi-family residential properties located in the Company's primary market area. As of December 31, 2001, multi-family mortgage loans totaled $9.8 million, or 2.1% of the Company's total loans.

          Loans secured by apartment buildings and other multi-family residential properties are generally larger and involve a greater degree of risk. Payments on loans secured by multi-family properties are primarily dependent on the successful operation or management of the properties, however, repayment of such loans may also be subject to adverse conditions in the real estate market and/or the economy. The Company seeks to minimize these risks through its underwriting standards.

Commercial Real Estate Loans

          The Company also offers commercial real estate loans that are secured by properties generally used for business purposes such as office buildings, retail facilities, shopping centers, and industrial properties located in the Company's primary market area. In addition, the Company, from time to time, purchases loan participations in commercial real estate loans. Loan participation interests are subject to the same underwriting criteria as loans originated by the Company. The Company's commercial real estate loan portfolio as of December 31, 2001 was $63.8 million, or 14.0% of total loans.

          Loans secured by commercial real estate properties are generally
larger and involve a greater degree of risk.    Payments on loans secured by
commercial real estate properties are primarily dependent on the successful operation or management of the properties, however, repayment of such loans may also be subject to adverse conditions in the real estate market and/or the economy. The Company seeks to minimize these risks through its underwriting standards.

Commercial and Residential Construction and Development Loans

          The Company originates commercial loans for the construction and development of office buildings, retail facilities, shopping centers, and industrial properties located in the company's primary market area. In addition, the Company originates loans for the construction and development of one-to-four family residential properties which are as follows: (1) acquisition and development loans to qualified developers; (2) loans and lines of credit to qualified builders; and (3) construction/permanent financing for other individuals. As of December 31, 2001, the Company had $25.5 million of commercial and residential construction and development loans, net of $19.0 million of loans in-process, which constituted 5.6% of the Company's total loans.

          Loans secured by commercial and residential construction and development projects are generally larger and involve a greater degree of risk. Payments on loans secured by construction and development projects are primarily dependent on the successful development, construction, operation, and management of the projects, however, repayment of such loans may also be subject to conditions in the real estate market and/or the economy. The Company seeks to minimize these risks through its underwriting standards.

Consumer Loans

          The Company offers consumer loans consisting of home equity (installment loans and lines of credit), unsecured personal (installment loans, personal lines of credit, and credit cards), loans on deposit accounts, and automobile loans. Consumer loans are generally originated in the Company's primary market area. However, in previous years, the Company has purchased pooled home equity loans outside its primary market area not serviced by the Company. As of December 31, 2001, the Company's consumer loans totaled $66.5
million, or 14.6% of the Company's total loan portfolio.   The balance is
comprised primarily of home equity loans which totaled $62.2 million.

Commercial Business Loans

          The Company offers secured and unsecured commercial business loans. Such loans may be made to individuals, partnerships, proprietorships, or
corporations, and may be secured, unsecured, or partially secured.   As of
December 31, 2001, commercial business loans totaled $17.9 million, or 3.9% of total loans of which $14.9 million were secured and $3.0 million were unsecured.

          Commercial business loans generally involve a greater degree of risk. Payments on these loans are primarily dependent on the successful operation or management of the related business enterprise, however, repayment of such loans may also be subject to adverse industry conditions and/or the economy.

Education Loans Held for Sale

          The Company participates in the United States Department of Education Title IV loan programs commonly referred to as the Federal Family Education Loan Programs ("FFELP"). The loans in this program include the Federal Subsidized Stafford Loan, the Federal Unsubsidized Stafford Loan, and the Federal Parent Loan to Undergraduate Students (PLUS) Loan. Loans are guaranteed to at least 98% of principal plus eligible interest by the full faith and credit of the United States Government if serviced properly.

          Education loans held by the Company are serviced and guaranteed by the
Pennsylvania Higher Education Assistance Agency ("PHEAA").   The Company
underwrites, operates and administrates participation in the FFELP under the policies and procedures outlined in the common manual of unified student loan policy for loans guaranteed by PHEAA. As of December 31, 2001, education loans totaled $14.7 million, or 3.2% of the Company's total loans. The Company sells education loans when they reach repayment status.

Loan Maturity

          The following table sets forth the remaining contractual maturities of the Company's loans:




                                                                 Due after
                                          Due in                  One Year
December 31, 2001                        One Year                 through              Due after
(Dollars in thousands)                   or Less                 Five Years            Five Years         Total
------------------------------------------------------------------------------------------------------------------
Mortgage loans:
  Residential......................        $   111                 $ 2,528               $256,515         $259,154
  Multi-family and commercial
   real estate.....................          1,335                  11,581                 60,635           73,551
  Commercial and residential
    construction and development...         34,077                   3,682                  6,773           44,532
------------------------------------------------------------------------------------------------------------------
Total mortgage loans ..............         35,523                  17,791                323,923          377,237
------------------------------------------------------------------------------------------------------------------
Consumer loans.....................         18,193                   8,289                 40,038           66,520
Commercial business loans..........          7,144                   1,291                  9,446           17,881
------------------------------------------------------------------------------------------------------------------
   Total loans due                         $60,860                 $27,371               $373,407         $461,638
------------------------------------------------------------------------------------------------------------------
Education loans held for sale....................................................................           14,732
                                                                                                          --------
Sub-total loans..................................................................................          476,370
Less:
    Loans in-process.............................................................................          (19,032)
    Deferred fees................................................................................             (330)
                                                                                                          --------
Total loans......................................................................................         $457,008
------------------------------------------------------------------------------------------------------------------

   The following table sets forth, as of December 31, 2001, the Company's loans contractually due after December 31, 2002, and whether such loans have fixed or adjustable interest rates:

                                                              Due After December 31, 2002
                                                   ----------------------------------------------------
(Dollars in thousands)                              Fixed              Adjustable              Total
-------------------------------------------------------------------------------------------------------
Mortgage loans:
  Residential...........................            $223,482               $35,561             $259,043
  Multi-family and commercial
   real estate..........................              44,125                28,091               72,216
  Commercial and residential
   construction and development.........               5,100                 5,355               10,455
-------------------------------------------------------------------------------------------------------
Total mortgage loans....................             272,707                69,007              341,714
-------------------------------------------------------------------------------------------------------
Consumer loans..........................              48,327                    --               48,327
Commercial business loans...............               8,095                 2,642               10,737
-------------------------------------------------------------------------------------------------------
    Total loans.........................            $329,129               $71,649             $400,778
-------------------------------------------------------------------------------------------------------

Loan Servicing

          The Company generally services loans in its own portfolio, but relies upon third party loan servicers for the servicing of purchased loans including certain purchased pooled residential mortgages, home equity, and commercial participations. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgage premises, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of un-remedied defaults, making certain insurance and tax payments on behalf of the borrowers, and generally administering the loans. As of December 31, 2001, the Company had $275.5 million of loans serviced by the Company and $181.5 million of loans serviced by others.

Delinquencies and Classified Assets

          Management performs a monthly review of each loan 90 days or more past due while also reviewing a summary of the aggregate level of nonperforming loans 90 days or more past due. Management reviews on an ongoing basis all loans 30 days or more delinquent. The actions taken by the Company with respect to delinquencies vary depending on the nature of the loan and period of delinquency. In the case of residential loans 90 days or more past due, the Company generally initiates legal action and will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is generally acquired through foreclosure.

          Federal regulations and the Company's Asset Review and Reserve Policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated the OTS asset classifications as part of its credit monitoring system. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered

"uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention." As of December 31, 2001, the Company had $1.7 million of assets classified as "Substandard", $9,000 of assets classified as "Doubtful", and no assets classified as "Loss" or "Special Mention".

          For regulatory purposes, when an insured institution classifies one or more assets, or portions thereof, as "Substandard" or "Doubtful", it is required to establish a general valuation allowance in an amount deemed prudent by management. The general valuation allowance, which is a regulatory term, represents a loss allowance which has been established to recognize the inherent risk associated with lending activities, but which, unlike specific valuation allowances, has not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific valuation allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. For financial reporting purposes, the Company follows the guidelines of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," an amendment of SFAS No. 114. SFAS No. 114 addresses the accounting by creditors for impairment of loans by specifying how reserves for credit losses related to certain loans should be measured. SFAS No. 118 rescinded SFAS No.114 rules to permit a creditor to use existing methods for recognizing interest income on impaired loans and eliminated the income recognition provisions of SFAS No. 114.

          An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific valuation allowances. The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor, and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Company believes that it has established an appropriate allowance for loan losses, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to materially increase its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings at that time. Although management believes that adequate specific and general valuation allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general valuation allowances may become necessary.

Nonperforming Assets

          It is the policy of the Company to cease accruing interest, when in management's judgement, it is determined that the collectibility of interest, but not necessarily principal, is unlikely. An interest accrual is normally discontinued when a loan becomes 90 days or more past due. For the years ended December 31, 2001, 2000, 1999, 1998, and 1997, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was $31,000, $61,000, $138,000, $147,000, and $72,000, respectively.

Foreclosed Assets

          As of December 31, 2001, the Company held three properties totaling $154,000. When the Company acquires property through foreclosure or deed-in-lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property. Thereafter, if there is a further deterioration in value, the Company charges operations for the decline in value. It is the policy of the Company to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is also the Company's policy to require appraisals, at least annually and at other times determined necessary by management, on foreclosed properties and conduct periodic inspections as deemed appropriate.

          The following table sets forth information regarding nonaccrual loans and foreclosed assets:

-------------------------------------------------------------------------------------------------------------------------------
December 31,
(Dollars in thousands)                                        2001          2000            1999            1998           1997
-------------------------------------------------------------------------------------------------------------------------------
Mortgage loans:
       Residential.......................................   $  783        $  636          $  856          $  462         $  720
       Multi-family......................................       --            --              --              --             --
       Commercial real estate............................       18            --              --              --             --
       Commercial and residential
           construction and development..................       --            --              --              --             --
-------------------------------------------------------------------------------------------------------------------------------
           Total mortgage loans..........................      801           636             856             462            720
Consumer loans:
       Home equity.......................................      638           558             584             574            930
       Unsecured personal................................        4            25              23              21             14
       Loans on deposit accounts.........................       --            --              --              --             --
       Automobile........................................       --            --              --              --             --
-------------------------------------------------------------------------------------------------------------------------------
            Total consumer loans.........................      642           583             607             595            944
Commercial business loans:
       Secured business..................................       50            --              --              --             --
       Unsecured business................................       25            --              --              --             --
-------------------------------------------------------------------------------------------------------------------------------
           Total commercial business loans...............       75            --              --              --             --
Education loans held for sale............................       --             1              13              59             69
-------------------------------------------------------------------------------------------------------------------------------
         Total nonaccrual loans..........................    1,518         1,220           1,476           1,116          1,733
Foreclosed assets/1/.....................................      154           154             345             758             --
-------------------------------------------------------------------------------------------------------------------------------
         Total nonperforming assets......................   $1,672        $1,374          $1,821          $1,874         $1,733
-------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans to total loans                            0.33%         0.30%           0.44%           0.34%          0.56%
Nonperforming assets to assets                                0.19          0.15            0.21            0.23           0.22
Allowance for loan losses to total loans                      0.70          0.56            0.52            0.48           0.43
Allowance for loan losses to nonperforming assets           191.99        165.07           95.06           85.59          76.28
-------------------------------------------------------------------------------------------------------------------------------

/1/ Foreclosed assets are carried at the lower of cost or market value less estimated costs to sell.

Allowance for Loan Losses

          The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses in loans which are deemed probable and estimable based on information currently known to management. The Asset Classification Committee reviews and approves the allowance for loan losses on a quarterly basis. The allowance is based upon a number of factors, including current regional and national economic conditions, industry trends, actual loss experience, and changes in the nature of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 2001 and 2000, the Company's allowance for loan losses to total loans was 0.70% and 0.56%, respectively. The Company had nonperforming loans of $1.5 million and $1.2 million as of December 31, 2001 and 2000, primarily comprised of residential mortgages and home equity loans. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

          The following table sets forth activity in the Company's allowance for loan losses:


Year Ended December 31,
(Dollars in thousands)                                    2001         2000            1999              1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year..........................    $2,268        $1,731          $1,604            $1,322            $1,031
Charge-offs:
  Mortgage loans:
  Residential.......................................        --           (40)            (19)               (5)               (9)
  Multi-family......................................        --            --              --                --                --
  Commercial real estate............................        --            --              --                --                --
  Commercial and residential
    construction and development....................        --            --              --                --                --
--------------------------------------------------------------------------------------------------------------------------------
      Total mortgage loans                                  --           (40)            (19)               (5)               (9)
  Consumer loans:
  Home equity.......................................       (92)           (9)           (164)              (44)               --
  Unsecured personal................................       (53)          (60)            (15)              (30)              (38)
  Loans on deposit accounts.........................        --            --              --                --                --
  Automobile........................................        --            --              --                --                --
--------------------------------------------------------------------------------------------------------------------------------
      Total consumer loans..........................      (145)          (69)           (179)              (74)              (38)
  Commercial business loans:
  Secured business..................................       --            --              --                --                --
  Unsecured business................................       --            --              --                --                --
--------------------------------------------------------------------------------------------------------------------------------
      Total commercial business loans                       --            --              --                --                --
  Education loans held for sale.....................        (3)           (2)            (71)              (37)              (31)
--------------------------------------------------------------------------------------------------------------------------------
Total charge-offs...................................      (148)         (111)           (269)             (116)              (78)
Recoveries..........................................        15            18               6                38                69
--------------------------------------------------------------------------------------------------------------------------------
Net charge-offs.....................................      (133)          (93)           (263)              (78)               (9)
Provision for loan losses...........................     1,075           630             390               360               300
--------------------------------------------------------------------------------------------------------------------------------
Balance, end of year................................    $3,210        $2,268          $1,731            $1,604            $1,322
--------------------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs
 to average loans outstanding.......................      0.03%         0.03%           0.08%             0.02%             0.00%
--------------------------------------------------------------------------------------------------------------------------------

          The following table sets forth the Company's allowance for loan losses by categories listed and the percent of total loans:

December 31,
(Dollars in thousands)                                2001                              2000                         1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                              Percent                            Percent                   Percent
                                                             of Total                           of Total                  of Total
                                             Balance           Loans            Balance           Loans         Balance     Loans
                                         -------------    -------------     -------------    -------------     ---------  ---------
Mortgage loans:
  Residential............................       $  897            56.64%           $1,079            68.68%      $  773    72.02%
  Multi-family...........................          196             2.14               111             1.39           87     1.24
  Commercial real estate.................        1,278            13.95               470             5.84          349     4.95
  Commercial and residential
    construction and development.........          255             5.58               118             2.94            7     0.21
--------------------------------------------------------------------------------------------------------------------------------
Total mortgage loans.....................        2,626            78.31             1,778            78.85        1,216    78.42
Consumer loans...........................          484            14.56               454            14.54          501    15.40
Commercial business loans................          100             3.91                36             1.80           14     0.79
Education loans held for sale............           --             3.22                --             4.81           --     5.39
--------------------------------------------------------------------------------------------------------------------------------
  Total allowance for loan losses........       $3,210           100.00%           $2,268           100.00%      $1,731   100.00%
--------------------------------------------------------------------------------------------------------------------------------


December 31,
(Dollars in thousands)                                         1998                                      1997
-------------------------------------------------------------------------------------------------------------------------
                                                                         Percent                                 Percent
                                                                         of Total                               of Total
                                                   Balance                Loans              Balance              Loans
                                                  ----------             ---------         -----------           --------
Mortgage loans:
  Residential...................................    $  933                  71.82%             $  624             69.38%
  Multi-family..................................        54                   1.59                  70              1.88
  Commercial real estate........................        73                   2.21                  44              1.42
  Commercial and residential
    construction and development................        10                   0.31                  23              0.74
---------------------------------------------------------------------------------------------------------------------------
Total mortgage loans............................     1,070                  75.93                 761             73.42
Consumer loans..................................       522                  17.34                 561             20.05
Commercial business loans.......................        12                   0.70                  --              0.41
Education loans held for sale...................        --                   6.03                  --              6.12
    Total allowance for loan losses.............    $1,604                 100.00%             $1,322            100.00%
----------------------------------------------------------------------------------------------------------------------------

Sources of Funds

General.

          The Company's primary sources of funds include deposits, loan and security repayments and prepayments, proceeds from sales, calls and maturities of securities, Federal Home Loan Bank ("FHLB") advances, securities sold under agreement to repurchase, and cash flows generated from operations.

Deposit Activities

          The Company offers a variety of deposit products with ranges of interest rates and terms. The Company's deposits consist of noninterest-bearing (checking accounts) and interest-bearing (checking accounts, money market deposit accounts, savings accounts, and certificates of deposit). The flow of deposits is influenced significantly by general and regional economic conditions, prevailing interest rates, and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. To attract and retain deposits, the Company relies primarily on offering a broad array of deposit products, pricing its deposit products at competitive rates, providing strong customer service, and maintaining its long-standing relationships with customers. The Company uses traditional means to advertise its deposit products, including radio and print media. Currently, the Company does not use brokers to obtain deposits.

     The following table sets forth the distribution of the Company's average deposit accounts:


December 31,
(Dollars in thousands)                       2001                          2000                              1999
------------------------------------------------------------------------------------------------------------------------------------

                                            Percent                       Percent                           Percent
                                            of Total                      of Total                          of Total
                                 Average    Average   Average    Average  Average   Average     Average     Average      Average
                                  Cost     Deposits   Balance     Cost    Deposits  Balance      Cost       Deposits     Balance
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits....   --%     6.28%    $ 33,009      --%     6.17%    $ 31,143        --%         6.59%    $ 31,944
Interest-bearing deposits:
   Non-certificate deposits:
   Checking accounts...........  1.13      7.08       37,203    1.61      7.29       36,859       1.82         6.96       33,744
   Money market deposit          3.64     12.85       67,487    5.42     12.56       63,490       3.66         3.87       18,770
    accounts...................
   Savings accounts............  2.39     23.55      123,674    2.40     26.99      136,367       2.41        32.58      157,920
--------------------------------------------------------------------------------------------------------------------------------
     Total non-certificate
       deposits................  2.56     43.48      228,364    3.09     46.84      236,716       2.43        43.41      210,434
Certificates of deposit........  5.62     50.24      263,900    5.47     46.99      237,458       5.30        50.00      242,384
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
   deposits....................  4.20     93.72      492,264    4.27     93.83      474,174       3.96        93.41      452,818
Total deposits.................  3.94%   100.00%    $525,273    4.01%   100.00%    $505,317       3.70%      100.00%    $484,762
--------------------------------------------------------------------------------------------------------------------------------

Borrowing Activities

     The Company utilizes advances from the FHLB as an alternative funding source to retail deposits. These FHLB advances are collateralized by certain of the Company's securities and loans. FHLB advances are made pursuant to various credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. As of December 31, 2001 the Company had $229.6 million of FHLB advances.

     The Company may also utilize securities sold under agreement to repurchase. The Company had no securities sold under agreement to repurchase as of December 31, 2001.

Subsidiary/Segment  Activities

          The consolidated operating results of GA Financial, Inc. are presented as a single financial services segment. GA Financial Inc. is the parent company of Great American Federal, a community commercial bank and the Company's principal subsidiary, New Eagle Capital, Inc. an investment company, and the Bank's wholly owned subsidiaries, GA Financial Strategies, LLC, established in 2001 to provide wealth management services, and Great American Financial Services, Inc., currently inactive. GA Financial, Inc. and New Eagle Capital, Inc. are incorporated in the state of Delaware while Great American Federal, GA Financial Strategies, LLC, and Great American Financial Services are incorporated in the state of Pennsylvania.

          The following table sets forth selected financial data for the Company's subsidiaries, parent company, and consolidated results:

                                           Great                                   GA Financial,
Year Ended December 31,                  American                New Eagle          Inc. (Parent         Net
(Dollars in thousands)                    Federal              Capital, Inc.          Company)       Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
2001
-----------------------------------------------------------------------------------------------------------------------------------
Assets......................             $851,250                 $33,601             $118,823        ($139,838)        $863,836
Liabilities.................              766,801                   1,097               21,883          (22,885)         766,896
Shareholders' equity........               84,449                  32,504               96,940         (116,953)          96,940
-----------------------------------------------------------------------------------------------------------------------------------
Interest income.............               55,682                   2,028                  399           (1,295)          56,814
Interest expense............               33,882                       -                1,295           (1,295)          33,882
Provision for loan losses...                1,075                       -                    -                -            1,075
Noninterest income..........                3,332                     182                   32                -            3,546
Noninterest expense.........               18,378                      47                  672                -           19,097
Provision (benefit) for
  income taxes..............                  945                     735                 (540)               -            1,140
Net income (loss)...........             $  4,734                 $ 1,428             $   (996)      $        -         $  5,166
-----------------------------------------------------------------------------------------------------------------------------------

2000
-----------------------------------------------------------------------------------------------------------------------------------
Assets.....................              $872,400                 $29,509             $107,146        ($119,886)        $889,169
Liabilities................               796,506                     364               14,498          (14,847)         796,521
Shareholders' equity.......                75,894                  29,145               92,648         (105,039)          92,648
----------------------------------------------------------------------------------------------------------------------------------
Interest income............                57,455                   1,980                  478             (864)          59,049
Interest expense...........                36,296                       -                  864             (864)          36,296
Provision for loan losses..                   630                       -                    -                -              630
Noninterest income.........                 3,314                     439                  101              (29)           3,825
Noninterest expense........                16,736                      20                  624              (29)          17,351
Provision (benefit) for
  income taxes.............                 1,440                     782                 (277)               -            1,945
Net income  (loss).........              $  5,667                 $ 1,617             $   (632)      $        -         $  6,652
-----------------------------------------------------------------------------------------------------------------------------------

1999
-----------------------------------------------------------------------------------------------------------------------------------
Assets.....................              $857,292                 $25,976             $ 89,854         ($90,142)        $882,980
Liabilities................               798,421                      29                5,283           (5,324)         798,409
Shareholders' equity.......                58,871                  25,947               84,571          (84,818)          84,571
-----------------------------------------------------------------------------------------------------------------------------------
Interest income............                54,714                   1,745                  650             (464)          56,645
Interest expense...........                33,388                       -                  464             (464)          33,388
Provision for loan losses..                   390                       -                    -                -              390
Noninterest income.........                 3,635                      57                  135               (1)           3,826
Noninterest expense........                16,535                      16                  708               (1)          17,258
Provision for income taxes.                 1,845                       -                  475                -            2,320
Net income (loss)..........              $  6,191                 $ 1,786             $   (862)      $        -         $  7,115
-----------------------------------------------------------------------------------------------------------------------------------


Regulation and Supervision

General

     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB system and, with respect to deposit insurance, the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it could engage, provided that the Bank continued to be a qualified thrift lender. See the section following under "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings bank after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or savings company that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

     Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of the Holding Company

     Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

Business Activities

     The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal banks may engage. In particular, certain lending authority for federal banks, (e.g., commercial, non-residential real property loans, and consumer loans), is limited to a specified percentage of the institution's capital or assets.

Capital Requirements

     The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% tier I core (leverage) ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% total risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% tier I core (leverage) ratio (3% for institutions receiving the highest CAMELS rating), and, together with the total risk-based capital standard itself, a 4% tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, tier I core (leverage) and risk-based capital standards, institutions must generally deduct investments in loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of tier I and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Tier I capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available for sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 2001, the Bank met each of its capital requirements.

Prompt Corrective Regulatory Action

     The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of tier I capital to risk-weighted assets of less than 4% or a ratio of tier I core (leverage) capital to total adjusted assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a tier I capital ratio of less than 3% or a tier I core (leverage) ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions, and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

     The Bank is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semi-annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     The Bank, as a well capitalized bank, paid no assessment for the fiscal year 2001. However, the FDIC has the authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2001, FICO payments for the Bank approximated 1.9 basis points or $98,000.

     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law. The Bank does not know of any practice, condition, or violation that might lead to termination of deposit insurance.

Loans to One Borrower

     Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national companies. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. As of December 31, 2001, the Bank's limit on loans to one borrower was $12.9 million, and the Company's largest aggregate outstanding balance of loans to one borrower was $11.7 million.

QTL Test

     The Home Owners' Loan Act requires savings institutions to meet a qualified thrift lender test. Under the test, a savings and loan holding company is required to either qualify as a "domestic building and loan company" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each twelve month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2001, the Bank maintained 91% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans, and small business loans may be considered "qualified thrift investments."

Limitations on Capital Distributions

     OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares, and payments to shareholders of another institution in a cash-out merger. Under the new regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Assessments

     Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Company for the fiscal year ended December 31, 2001 totaled $166,000.

Transactions with Related Parties

     The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors, and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Company may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

Enforcement

     The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship, or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness

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

Federal Home Loan Company System

     The Bank is a member of the FHLB system, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its advances (borrowings) from the FHLB, whichever is greater. The Company was in compliance with this requirement with an investment in FHLB stock at December 31, 2001 of $12.4 million.

     The FHLBs are required to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the FHLBs funding obligations for insolvent thrifts, revised the capital structure of the FHLBs and implemented entirely voluntary membership for FHLBs. Management cannot predict the effect that these changes may have with respect to its FHLB membership.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as
follows:   a 3% reserve ratio is assessed on net transaction accounts up to and including $41.3 million; a 10% reserve ratio is applied above $41.3 million.
The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. These amounts are adjusted annually. The Bank complies with the foregoing requirements.

Federal Taxation

General

          The Company reports its income on a calendar year, consolidated basis and accrual method of accounting basis. It is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Company's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. The Company was last audited by the Internal Revenue Service ("IRS") for calendar year 1995. Tax years 1998 through 2000 are still open for examination under the statute of limitations. For its 2001 taxable year, the Company is subject to a maximum federal income tax rate of 34.0%.

Bad Debt Reserves

          For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the IRS Code of 1986 were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (1) the Percentage of Taxable Income Method ("PTI Method") or (2) the Experience Method. The bad debt reserve, prior to December 31, 1995, was calculated by the Company using the PTI Method.

          The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, repealed the reserve method of accounting for bad debts for tax years beginning after 1995 and required savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The thrift institutions eligible to be treated as "small companies" (assets of $500 million or less) are allowed to use the Experience Method applicable to such institutions, while thrift institutions that are treated as "large companies" (assets exceeding $500 million) are required to use only the specific charge-off method. The Company now calculates its deductions from taxable income for annual additions to its bad debt reserve using the specific charge-off method. The PTI Method of accounting for bad debts is no longer available for any financial institution.

          A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any 1996 Act adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to a two year suspension if the "residential loan requirement" is satisfied.

          Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Company's 1996 taxable year, in which the Company originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Company during its six taxable years preceding its current taxable year.

          The Company is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995, excluding the supplemental reserve for loan losses, if any, over the balance of such reserves as of December 31, 1987 (or a lesser amount since the Company's loan portfolio decreased from the balance as of December 31,
1987). As a result of such recapture, the Company will incur an additional tax liability of approximately $765,000 which is being paid over a six year period which began in 1998. As of December 31, 2001, the tax liability remaining for such recapture is $255,000.

Distributions

          Under the 1996 Act, if the Bank makes non-dividend distributions to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

          The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

Executive Officers of the Registrant

          James V. Dionise, age 40, is Chief Financial Officer, Secretary, and
Treasurer of the Registrant as of December 31, 2001.   See the section following
under "Item 10. Directors and Executive Officers of the Registrant".

Item 2.  Properties.
-------------------

          The Company presently conducts its business through its administrative office located in Whitehall, Pennsylvania, thirteen full service offices located in Allegheny County, and one office in Westmoreland County, all of which are located in southwestern Pennsylvania. The Company owns the building and land for its administrative office, eight of its branch offices, and leases the remaining six branch offices. As of December 31, 2001, the Company's building, land, and equipment had a net book value of $7.1 million.

On February 26, 2002, the Company entered into a definitive agreement for the sale of its Norwin Hills branch office, located in Westmoreland County, to Commercial National Bank of Pennsylvania. Subject to regulatory approval, the sale is expected to be completed during the second quarter of 2002.

Item 3.   Legal Proceedings.
---------------------------

          The Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, after consultation with legal counsel, the resolution of these claims will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

          None.



PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------------
Matters.
-------

          The above-captioned information appears under "Common Stock Price Range and Dividends (Unaudited)" on page 43 and "Stock Information" on the inside back cover of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.   Selected Financial Data.
---------------------------------

          The above-captioned information appears under "Selected Consolidated Financial Data" on page 12 of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations.
---------------------

          The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 20 of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

          Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company's single most critical accounting policy relates to the Company's allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company's borrowers to make required loan payments. If the financial condition of the Company's borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company's estimates would be updated, and additional provisions for loan losses may be required. Further discussion of the estimates used is contained in the discussion under "Provisions for Loan Losses" on pages 15 and 17, "Allowance for Loan Losses" on pages 26 and 27, and "Note 4. Loans" on pages 29 and 30 of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

          The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate and Market Risks" and "Net Portfolio Value" on pages 18 and 19 of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.
-----------------------------------------------------

          The above-captioned information appears under: "Report of Independent Auditors", "Consolidated Statements of Financial Condition", "Consolidated Statements of Income and Comprehensive Income", "Consolidated Statements of Shareholders' Equity", and "Consolidated Statements of Cash Flows" on pages 21 through 25; "Notes to the Consolidated Financial Statements" on pages 26 through 42; and "Quarterly Financial Data (Unaudited)" on page 43 of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 9.   Changes In and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure.
--------------------

          None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

          The above-captioned information appears under "Information with Respect to Nominees, Continuing Directors, and Certain Executive Officers" on pages 4 through 6 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2002 and is incorporated herein by reference.

Item 11.  Executive Compensation.
--------------------------------

          The above-captioned information appears under "Directors' Compensation" and "Executive Compensation" on pages 7 through 9 and under "Summary Compensation Table" and "Compensation Arrangements" on pages 11 through 13 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2002 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

          The above-captioned information appears under "Security Ownership of Certain Beneficial Owners" on page 3 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2002 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

          The above-captioned information appears under "Transactions With Certain Related Persons" on page 14 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2002 and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

(1) The Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2001 Annual Report to Shareholders.
                                                                           PAGE
                                                                           ----

     Report of Independent Auditors for 2001 Financial Statements            21

     Consolidated Statements of Financial Condition as of
       December 31, 2001, and 2000                                           22

     Consolidated Statements of Income and Comprehensive Income for the
       Years Ended December 31, 2001, 2000, and 1999                         23

     Consolidated Statements of Shareholders' Equity
       for the Years Ended December 31, 2001, 2000, and 1999                 24

     Consolidated Statements of Cash Flows for the
       Years Ended December 31, 2001, 2000, and 1999                         25

     Notes to the Consolidated Financial Statements for the
       Years Ended December 31, 2001, 2000, and 1999                    26 - 42

     Quarterly Financial Data (Unaudited)
       for the Years Ended December 31, 2001 and 2000                        43

     Common Stock Price Range and Dividends (Unaudited)
       for the Years Ended December 31, 2001 and 2000                        43

     The remaining information appearing in the 2001 Annual Report to Shareholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits

     (a) The following exhibits are filed as part of this report.

         3.1  Certificate of Incorporation of GA Financial, Inc. (1)
         3.2  Amended Bylaws of GA Financial, Inc. (2)
         4.0  Stock Certificate of GA Financial, Inc. (1)
         10.1 Amended and Restated GA Financial Inc. 1996 Stock-Based Incentive Plan (3)
         10.2 Employment Agreement between Great American Federal and John M. Kish (4)
         10.3 Employment Agreement between GA Financial, Inc. and John M. Kish
              (4)
         10.4 Employment Agreement between Great American Federal and Todd Cover
              (5)
         10.5 Change in Control Agreement between Great American Federal and James V. Dionise (6)
         11.0 Statement of Computation of Earnings Per Share is incorporated herein by reference on page 38 of the 2001 Annual Report to Shareholders
         13.0 Portions of the 2001 Annual Report to Shareholders (filed herewith)
         21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries/Segment Activities"
         23.0 Consent of KPMG LLP (filed herewith)
         99.1 Proxy Statement, dated March 22, 2002, for the 2002 Annual Meeting of Shareholders (filed herewith)

     (b) Reports on Form 8-K

         None.
         __________________________________
         (1) Incorporated by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on December 21, 1995, as amended, Registration No. 33-80715.
         (2) Incorporated by reference into this document from the Company's Form 10-Q filed on November 15, 1999.
         (3) Incorporated by reference into this document from the Proxy Statement for the 1999 Annual Meeting of Shareholders filed on March 26, 1999.
         (4) Incorporated by reference into this document from the Company's Form 10-Q filed on May 13, 1998.
         (5) Incorporated by reference into this document from the Company's Form 10-Q filed on November 13, 2000.
         (6) Incorporated by reference into this document from the Company's Form 10-Q filed on November 13, 2001.

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

      Date:  March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                Title                    Date
----                                -----                    ----


/s/ John M. Kish        Chairman of the Board and        March 29, 2002
---------------------   Chief Executive Officer
John M. Kish            (principal executive officer)


/s/ James V. Dionise    Chief Financial Officer,         March 29, 2002
---------------------   Secretary, and Treasurer
James V. Dionise        (principal accounting and
                        financial officer)

/s/ Todd L. Cover       Assistant Treasurer              March 29, 2002
---------------------
Todd L. Cover

/s/ Thomas E. Bugel     Director                         March 29, 2002
---------------------
Thomas E. Bugel


/s/ Darrell J. Hess     Director                         March 29, 2002
---------------------
Darrell J. Hess


/s/ Thomas M. Stanton   Director                         March 29, 2002
---------------------
Thomas M. Stanton


/s/ Robert J. Ventura   Director                         March 29, 2002
---------------------
Robert J. Ventura


/s/ David R. Wasik      Director                         March 29, 2002
---------------------
David R. Wasik