Form 10-Q
period 2002-03-31
GA FINANCIAL INC/PA
filed 2002-05-15
CIK 1005313

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               -----------------
                                   Form 10-Q
                               -----------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

                        COMMISSION FILE NUMBER 1-14154

                              GA FINANCIAL, INC.
            (Exact name of registrant as specified in its charter)

                   DELAWARE                                 25-1780835
        (State or other jurisdiction of        (IRS Employer Identification No.)
        incorporation or organization)

              4750 CLAIRTON BOULEVARD                         15236
              PITTSBURGH, PENNSYLVANIA                     (Zip Code)
        (Address of principal executive offices)

                                (412) 882-9946
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
    (Former name, former address, and former fiscal year, if changed since last report)
                           --------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

5,372,963 shares of common stock, par value $.01 per share, were outstanding as of April 22, 2002.

                              GA FINANCIAL, INC.
                                   FORM 10-Q
                                MARCH 31, 2002



                                   CONTENTS


                                                                                             PAGE
PART I.      FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION ................................   1

             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME ....................   2

             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY ................................   3

             CONSOLIDATED STATEMENTS OF CASH FLOWS .........................................   4

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ................................   5

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS .................................................................   9

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................  13

PART II.     OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS .............................................................  14


   ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS .....................................  14

   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ...............................................  14

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........................  14

   ITEM 5.   OTHER INFORMATION .............................................................  14

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ..............................................  14

SIGNATURES .................................................................................  14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
GA FINANCIAL, INC.

                                                                                                      (UNAUDITED)
                                                                                                        MARCH 31,    DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                         2002             2001
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash (including interest-bearing deposits of $35,280 and $24,950) ............................     $  39,429      $  29,859
    Held for trading securities, at fair value ...................................................           160            159
    Available for sale securities, at fair value .................................................       326,128        335,383
    Held to maturity securities, at cost .........................................................         2,923          2,914
--------------------------------------------------------------------------------------------------------------------------------
            Total securities .....................................................................       329,211        338,456
    Education loans held for sale ................................................................        14,400         14,732
    Loans (net of deferred fees of $415 and $330 .................................................       453,719        442,276
--------------------------------------------------------------------------------------------------------------------------------
            Total loans ..........................................................................       468,119        457,008
    Allowance for loan losses ....................................................................        (3,455)        (3,210)
--------------------------------------------------------------------------------------------------------------------------------
            Net loans ............................................................................       464,664        453,798
    Accrued interest receivable on securities ....................................................         2,348          2,192
    Accrued interest receivable on loans .........................................................         3,129          3,429
    Federal Home Loan Bank stock .................................................................        11,479         12,429
    Premises and equipment, net ..................................................................         6,852          7,069
    Foreclosed assets ............................................................................            45            154
    Securities sold, not settled .................................................................          --            3,472
    Prepaid expenses and other assets ............................................................        13,404         12,978
--------------------------------------------------------------------------------------------------------------------------------
            Total assets .........................................................................     $ 870,561      $ 863,836
================================================================================================================================
LIABILITIES
    Noninterest-bearing deposits .................................................................     $  35,933      $  31,671
    Interest-bearing deposits ....................................................................       502,347        498,020
--------------------------------------------------------------------------------------------------------------------------------
            Total deposits .......................................................................       538,280        529,691
    Borrowed funds ...............................................................................       221,575        229,575
    Advances from customers for taxes, insurance, and other ......................................         2,289          1,886
    Accrued interest payable .....................................................................         3,743          2,129
    Securities purchased, not settled ............................................................         5,000           --
    Other liabilities ............................................................................         3,644          3,615
--------------------------------------------------------------------------------------------------------------------------------
            Total liabilities ....................................................................       774,531        766,896
--------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
    Preferred stock ($.01 par value); 1,000,000 shares authorized; 0 shares issued ...............          --             --
    Common stock ($.01 par value); 23,000,000 shares authorized; 8,900,000 shares issued .........            89             89
    Additional paid-in capital ...................................................................        86,981         87,056
    Retained earnings, substantially restricted ..................................................        67,771         67,215
    Accumulated other comprehensive income, net of taxes .........................................         1,279          2,044
    Unearned employee stock ownership plan (ESOP) shares .........................................        (3,081)        (3,081)
    Unearned stock-based compensation plan (SCP) shares ..........................................          (394)          (406)
    Treasury stock, at cost (3,527,037 shares and 3,489,677 shares) ..............................       (56,615)       (55,977)
--------------------------------------------------------------------------------------------------------------------------------
            Total shareholders' equity ...........................................................        96,030         96,940
--------------------------------------------------------------------------------------------------------------------------------
            Total liabilities and shareholders' equity ...........................................     $ 870,561      $ 863,836
================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
GA FINANCIAL, INC.

                                                                                                             (UNAUDITED)
                                                                                                      THREE MONTHS ENDED MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                      2002                 2001
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
    Loans ................................................................................       $     8,312        $     7,741
    Securities:
            Taxable interest .............................................................             3,243              5,218
            Nontaxable interest ..........................................................               685                708
            Dividends ....................................................................               459                814
    Interest-bearing deposits ............................................................               124                365
--------------------------------------------------------------------------------------------------------------------------------
            Total interest income ........................................................            12,823             14,846
--------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
    Interest-bearing deposits ............................................................             4,526              5,350
    Borrowed funds .......................................................................             2,923              3,660
    Escrow ...............................................................................                 7                  7
--------------------------------------------------------------------------------------------------------------------------------
            Total interest expense .......................................................             7,456              9,017
--------------------------------------------------------------------------------------------------------------------------------
            Net interest income ..........................................................             5,367              5,829
    Provision for loan losses ............................................................               300                 90
--------------------------------------------------------------------------------------------------------------------------------
            Net interest income after provision for loan losses ..........................             5,067              5,739
--------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
    Service fees .........................................................................               597                637
    Net gain (loss) on sales of available for sale securities ............................               134                (36)
    Net gain on held for trading securities ..............................................                 1                 69
    Gain on sales of education loans held for sale .......................................                37                 43
    Other ................................................................................               131                 45
--------------------------------------------------------------------------------------------------------------------------------
            Total noninterest income .....................................................               900                758
--------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
    Compensation and employee benefits ...................................................             2,249              2,608
    Occupancy ............................................................................               428                464
    Furniture and equipment ..............................................................               298                297
    Marketing ............................................................................                69                 83
    Deposit insurance premiums ...........................................................                24                 25
    Other ................................................................................             1,024              1,067
--------------------------------------------------------------------------------------------------------------------------------
            Total noninterest expense ....................................................             4,092              4,544
--------------------------------------------------------------------------------------------------------------------------------
            Income before provision for income taxes .....................................             1,875              1,953
    Provision for income taxes ...........................................................               400                450
--------------------------------------------------------------------------------------------------------------------------------
            Net income ...................................................................       $     1,475        $     1,503
================================================================================================================================

OTHER COMPREHENSIVE INCOME
    Unrealized holding (losses) gains on available for sale securities, net of taxes .....       $      (573)       $     3,371
    Reclassification adjustment for net (gains) losses included in net income ............              (192)                70
--------------------------------------------------------------------------------------------------------------------------------
            Other comprehensive (loss) income ............................................              (765)             3,441
--------------------------------------------------------------------------------------------------------------------------------
            Comprehensive income .........................................................       $       710        $     4,944
================================================================================================================================
EARNINGS PER SHARE
Basic ....................................................................................       $      0.29        $      0.30
Diluted ..................................................................................       $      0.29        $      0.29
AVERAGE SHARES OUTSTANDING
Basic ....................................................................................         5,072,973          5,080,030
Diluted ..................................................................................         5,165,115          5,145,708
================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
GA FINANCIAL, INC.

                                                                            ACCUMULATED
                                                                               OTHER                                        TOTAL
                                                     ADDITIONAL               COMPRE-    UNEARNED   UNEARNED                SHARE-
(DOLLARS IN THOUSANDS,                      COMMON      PAID-     RETAINED    HENSIVE       ESOP      SCP     TREASURY     HOLDERS'
EXCEPT PER SHARE AMOUNTS)                    STOCK   IN CAPITAL   EARNINGS     INCOME      SHARES    SHARES     STOCK       EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001 ............... $89      $87,056     $67,215      $2,044     $(3,081)   $(406)   $(55,977)    $96,940
   Net income ..............................  --           --       1,475        --            --       --          --       1,475
   Other comprehensive loss, net of tax(1) .  --           --          --        (765)         --       --          --        (765)
   Cash dividends ($.18 per share) .........  --           --        (919)       --            --       --          --        (919)
   Treasury stock purchased ................  --           --          --          --          --       --        (674)       (674)
   Shares allocated to ESOP ................  --           --          --          --          --       --          --          --
   SCP, net of tax:
     Stock options exercised ...............  --          (76)         --          --          --       --          --         (76)
     Stock awards granted ..................  --            1          --          --          --      (39)         40           2
     Stock awards forfeited ................  --           --          --          --          --        4          (4)       --
     Stock awards expensed .................  --           --          --          --          --       47          --          47
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002 .................. $89      $86,981     $67,771      $1,279     $(3,081)   $(394)   $(56,615)    $96,030
===================================================================================================================================

(1) Other comprehensive loss for the three months ended March 31, 2002 is net of tax benefit of $454.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
GA FINANCIAL, INC.

                                                                                                             (UNAUDITED)
                                                                                                     THREE MONTHS ENDED MARCH 31,
(DOLLARS IN THOUSANDS)                                                                                 2002              2001
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income ...................................................................................     $   1,475         $   1,503
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses ................................................................           300                90
    Depreciation .............................................................................           247               257
    Net premium amortization on securities ...................................................          (249)             (199)
    (Accretion) amortization of net deferred loan fees .......................................           (85)               98
    Amortization of intangibles ..............................................................            46                46
    Net gain on held for trading securities ..................................................            (1)              (69)
    Proceeds from sales of held for trading securities .......................................          --                 320
    Purchases of held for trading securities .................................................          --                (314)
    Net (gain) loss on sales of available for sale securities ................................          (134)               36
    Gain on sales of education loans held for sale ...........................................           (37)              (43)
    Net (gain) loss on sales of foreclosed assets ............................................           (14)                9
    Expense recognition of ESOP shares .......................................................           213               181
    Expense recognition of SCP shares ........................................................            47               154
    Decrease in accrued interest receivable ..................................................           144                43
    Increase in prepaid expenses and other assets ............................................          (472)             (711)
    Net increase in other liabilities ........................................................           270               878
    Increase in accrued interest payable .....................................................         1,614             1,973
---------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities ........................................         3,364             4,252
---------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Proceeds from sales of available for sale securities .....................................        29,054            22,166
    Repayments and maturities of available for sale securities ...............................        81,660            10,287
    Purchases of available for sale securities ...............................................       (93,832)             (403)
    Maturities of held to maturity securities ................................................          --              15,000
    Purchases of held to maturity securities .................................................          --             (16,171)
    Proceeds from sales of education loans held for sale .....................................         2,800             3,402
    Funding of education loans held for sale .................................................        (2,431)           (3,100)
    Purchases of loans .......................................................................        (5,504)          (12,119)
    Net (increase) decrease in loans .........................................................        (5,969)            4,843
    Purchases of premises and equipment, net .................................................           (30)             (282)
    Proceeds from sales of foreclosed assets .................................................           183              --
    Redemption of FHLB stock .................................................................           950              --
---------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by investing activities ........................................         6,881            23,623
---------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Net increase (decrease) in noninterest and interest-bearing deposits .....................        19,448            (2,018)
    Net (decrease) increase in certificates of deposit .......................................       (10,859)            9,074
    Payments from borrowed funds .............................................................        (8,000)         (118,598)
    Proceeds on borrowed funds ...............................................................          --             108,575
    Cash dividends paid ......................................................................          (919)             (916)
    Net increase in advances from customers for taxes, insurance, and other ..................           403               485
    Purchases of treasury stock ..............................................................          (674)           (2,246)
    Other stock transactions .................................................................           (74)              (15)
---------------------------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities ............................................          (675)           (5,659)
---------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents ....................................................         9,570            22,216
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period .............................................        29,859            22,730
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period ...................................................     $  39,429         $  44,946
=================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GA FINANCIAL, INC.

NOTE 1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of GA Financial, Inc. (the "Company") and its subsidiaries, Great American Federal (the "Bank") and New Eagle Capital, Inc., and the Bank's wholly owned subsidiaries, GA Financial Strategies, LLC and Great American Financial Services, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

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

     In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. For comparative purposes, reclassifications have been made to certain amounts previously reported to conform with the current period presentation in the consolidated financial statements. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's 2001 Annual Report to Shareholders and Form 10-K.

Note 2. Subsidiary/Segment Reporting

     The consolidated operating results of GA Financial, Inc. are presented as a single financial services segment. GA Financial, Inc. is the parent company of Great American Federal, a community commercial bank and the Company's principal subsidiary, New Eagle Capital, Inc., an investment company, and the Bank's wholly owned subsidiaries, GA Financial Strategies, LLC, established in 2001 to provide wealth management services, and Great American Financial Services, Inc., currently inactive. GA Financial, Inc. and New Eagle Capital, Inc. are incorporated in the state of Delaware while Great American Federal, GA Financial Strategies, LLC, and Great American Financial Services are incorporated in the state of Pennsylvania.

     The following table sets forth selected financial data for the Company's subsidiaries, parent company, and consolidated results:

(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------------
                                                  Great
                                                 American        New Eagle     GA Financial Inc.       Net
MARCH 31, 2002                                    Federal       Capital, Inc.  (Parent Company)   Eliminations      Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Assets ...................................      $ 859,271        $  34,163        $ 119,960         $(142,833)        $ 870,561
Liabilities ..............................        774,303            1,285           23,930           (24,987)          774,531
Shareholders' equity .....................         84,968           32,878           96,030          (117,846)           96,030
---------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
Assets ...................................      $ 851,250        $  33,601        $ 118,823         $(139,838)        $ 863,836
Liabilities ..............................        766,801            1,097           21,883           (22,885)          766,896
Shareholders' equity .....................         84,449           32,504           96,940          (116,953)           96,940
---------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002
---------------------------------------------------------------------------------------------------------------------------------
Interest income ..........................      $  12,574        $     423        $      83         $    (257)        $  12,823
Interest expense .........................          7,456               --              257              (257)            7,456
Provision for loan losses ................            300               --               --                --               300
Noninterest income .......................            818               74                8                --               900
Noninterest expense ......................          3,968               12              112                --             4,092
Provision for income taxes ...............            330              165              (95)               --               400
Net income (loss) ........................          1,338              320             (183)               --             1,475
=================================================================================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GA FINANCIAL, INC.

(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                        Great
                                                      American        New Eagle     GA Financial Inc.       Net
MARCH 31, 2001                                         Federal      Capital, Inc.   (Parent Company)    Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Assets ......................................        $ 877,912        $  30,519        $ 111,650         $(127,653)        $ 892,428
Liabilities .................................          797,630              552           17,081           (17,404)          797,859
Shareholders' equity ........................           80,282           29,967           94,569          (110,249)           94,569
-----------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Interest income .............................        $  14,540        $     551        $     103         $    (348)        $  14,846
Interest expense ............................            9,017             --                348              (348)            9,017
Provision for loan losses ...................               90             --               --                --                  90
Noninterest income ..........................              725               27                6              --                 758
Noninterest expense .........................            4,377                6              161              --               4,544
Provision for income taxes ..................              395              190             (135)             --                 450
Net income (loss) ...........................            1,386              382             (265)             --               1,503
====================================================================================================================================

Note 3. Securities

     There was a $5.0 million security purchased, not settled, as of March 31, 2002.

     The amortized cost and estimated fair value of available for sale and held to maturity securities are as follows:

MARCH 31,
(DOLLARS IN THOUSANDS)                                                                              2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Gross            Gross
                                                                       Amortized        Unrealized       Unrealized
                                                                          Cost             Gain              Loss        Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Available for Sale Securities:
    U.S. government and agency debt ...........................         $ 35,708         $     20         $   (131)         $ 35,597
    Mortgage-backed securities ................................          125,525              817             (370)          125,972
    Collateralized mortgage obligations .......................           22,329              306             --              22,635
    Municipal obligations .....................................           58,812              198           (1,124)           57,886
    Corporate debt obligations ................................           54,188              231              (65)           54,354
    Marketable equity securities ..............................           27,532            2,931             (779)           29,684
------------------------------------------------------------------------------------------------------------------------------------
            Total available for sale securities ...............         $324,094         $  4,503         $ (2,469)         $326,128
====================================================================================================================================
Held to Maturity Securities:
    Corporate debt obligations ................................         $  2,923         $    178         $   --            $  3,101
====================================================================================================================================

DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                                             2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Gross            Gross
                                                                       Amortized       Unrealized      Unrealized
                                                                           Cost           Gain             Loss          Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
Available for Sale Securities:
    U.S. government and agency debt ...........................        $  5,017        $     61        $    (15)        $  5,063
    Mortgage-backed securities ................................         139,637           1,090             (86)         140,641
    Collateralized mortgage obligations .......................          48,803             962             (41)          49,724
    Municipal obligations .....................................          58,807             196          (1,288)          57,715
    Corporate debt obligations ................................          51,058             314             (46)          51,326
    Marketable equity securities ..............................          28,809           2,775            (670)          30,914
-----------------------------------------------------------------------------------------------------------------------------------
            Total available for sale securities ...............        $332,131        $  5,398        $ (2,146)        $335,383
====================================================================================================================================
Held to Maturity Securities:
    Corporate debt obligations ................................        $  2,914        $    224        $   --           $  3,138
====================================================================================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GA FINANCIAL, INC.


NOTE 4.   LOANS

Loans consist of the following:

                                                                                   MARCH 31,                DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                               2002                        2001
------------------------------------------------------------------------------------------------------------------------
Mortgage Loans:
    Residential .........................................................          $ 249,819                  $ 259,154
    Multi-family ........................................................             10,547                      9,782
    Commercial real estate ..............................................             86,397                     63,769
    Commercial and residential construction
            and development, net(1) .....................................             19,395                     25,500
------------------------------------------------------------------------------------------------------------------------
            Total mortgage loans ........................................            366,158                    358,205
Consumer Loans:
    Home equity .........................................................             63,812                     62,249
    Unsecured personal ..................................................              2,684                      2,775
    Loans on deposit accounts ...........................................              1,346                      1,322
    Automobile ..........................................................                186                        174
------------------------------------------------------------------------------------------------------------------------
            Total consumer loans ........................................             68,028                     66,520
Commercial Business Loans:
    Secured business ....................................................             17,041                     14,852
    Unsecured business ..................................................              2,907                      3,029
------------------------------------------------------------------------------------------------------------------------
            Total commercial business loans .............................             19,948                     17,881
Education loans held for sale ...........................................             14,400                     14,732
Deferred fees ...........................................................               (415)                      (330)
------------------------------------------------------------------------------------------------------------------------
            Total loans .................................................            468,119                    457,008
Less:
    Allowance for loan losses ...........................................             (3,455)                    (3,210)
------------------------------------------------------------------------------------------------------------------------
            Net loans ...................................................          $ 464,664                  $ 453,798
========================================================================================================================

(1) Amounts for March 31, 2002 and December 31, 2001 are net of loans in process of $13.5 million and $19.0 million, respectively.

     The Company purchased approximately $5.5 million and $12.1 million, for the three months ended March 31, 2002 and 2001, respectively, of residential loans collateralized by single-family properties located inside and outside its primary market area.

At March 31, 2002 and December 31, 2001, the Company had approximately $1.5 million in loans which were 90 days or more past due that were not accruing interest. These nonperforming loans were comprised of residential mortgages and consumer home equity loans. In addition, the Company had $45,000 and $154,000 of foreclosed assets as of March 31, 2002 and December 31, 2001, respectively.

     The following table sets forth the changes in the allowance for loan losses for the three months ended March 31, 2002:

(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------
Allowance for Loan Losses:
Balance as of December 31, 2001 .................................   $ 3,210
        Charge-offs .............................................       (58)
        Recoveries ..............................................         3
-------------------------------------------------------------------------------
                Net charge-offs .................................       (55)
        Provision for loan losses ...............................       300
-------------------------------------------------------------------------------
Balance as of March 31, 2002 ....................................   $ 3,455
===============================================================================

     The following table presents information regarding the Company's nonperforming assets as of the dates indicated:

                                                          MARCH 31,                 DECEMBER 31,
(DOLLARS IN THOUSANDS)                                      2002                        2001
-------------------------------------------------------------------------------------------------
Nonperforming Assets:
    Nonperforming loans ................................. $   1,542                  $   1,518
    Foreclosed assets ...................................        45                        154
            Total nonperforming assets .................. $   1,587                  $   1,672
================================================================================================
Nonperforming loans to loans ............................      0.33%                      0.33%
Nonperforming assets to assets ..........................      0.18%                      0.19%
Allowance for loan losses to loans ......................      0.74%                      0.70%
Allowance for loan losses to
        nonperforming assets ............................    217.71%                    191.99%
================================================================================================


NOTE 5.   SUPPLEMENTARY CASH FLOW INFORMATION


     Cash paid for the three months ended March 31, for interest and income taxes was approximately $5.8 million and $140,000, respectively in 2002, and $7.0 million and $150,000, respectively in 2001.

     Noncash investing and financing activity consisted of a security purchased, not settled of $5.0 million as of March 31, 2002. The Company transferred $60,000 and $15,000 of loans to foreclosed assets during the three months ended March 31, 2002 and 2001, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GA FINANCIAL, INC.

NOTE 6.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     The calculation of basic and diluted earnings per share follows:

                                                                           MARCH 31,               DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             2002                      2001
---------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
    Net income .................................................          $    1,475                $    1,503
    Basic average shares outstanding ...........................           5,072,973                 5,080,030
---------------------------------------------------------------------------------------------------------------
        Basic earnings per share ...............................          $     0.29                $     0.30
===============================================================================================================
Diluted Earnings Per Share:
    Net income .................................................          $    1,475                $    1,503
    Basic average shares outstanding ...........................           5,072,973                 5,080,030
    Effect of dilutive securities:
        Shares issuable upon exercise of
                outstanding stock options and
                stock awards ...................................              92,142                    65,678
    Diluted average shares outstanding .........................           5,165,115                 5,145,708
---------------------------------------------------------------------------------------------------------------
        Diluted earnings per share .............................          $     0.29                $     0.29
===============================================================================================================



NOTE 7.   SUBSEQUENT EVENTS

     On April 24, 2002, the Board of Directors declared a cash dividend of $.18 per share to shareholders of record on May 10, 2002, payable on May 21, 2002.

     Also on May 10, 2002, the Company announced that it will close its limited-service, retail-store-based satellite office in North Versailles, located inside the Wal-Mart at 100 Wal-Mart Drive. Subject to regulatory approval, the closure is expected to be completed during the third quarter of 2002. In connection with this branch closing, the Company expects to incur a one-time before tax charge of approximately $300,000 and expects to record this charge in the second quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) GA FINANCIAL, INC.

This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included in this report.

OVERVIEW

     GA Financial, Inc. (the "Company") was incorporated on December 14, 1995, and is the holding company for Great American Federal (the "Bank"), a community commercial bank and the Company's principal subsidiary, New Eagle Capital, Inc., an investment company, and the Bank's wholly owned subsidiaries, GA Financial Strategies, LLC, established in 2001 to provide wealth management services, and Great American Financial Services, Inc., currently inactive.

     On March 25, 1996, the Bank completed its conversion from a federally chartered mutual savings and loan association to a stock form of ownership and, simultaneously, the Company issued 8,900,000 shares of common stock, utilizing a portion of the net proceeds to acquire all of the outstanding stock of the Bank.

     The Company currently transacts banking activities through Great American Federal. The Bank, serving customers for over 85 years, operates its administrative office in Whitehall, Pennsylvania and thirteen branch offices in Allegheny County and one branch office in Westmoreland County, all of which are located in southwestern Pennsylvania. Through these office locations, the Bank offers a broad array of consumer and commercial loan, deposit, and wealth management products and services. In addition to conducting community commercial banking activities, the Bank invests in various marketable securities. New Eagle Capital, Inc., the Company's other subsidiary, operating as an investment company in Wilmington, Delaware, also invests in various marketable securities as well as marketable equity securities.

     The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowed funds. The Company also generates noninterest income, such as service fees, gains and losses on the sale of education loans and securities, trading account profits and losses, wealth management fees, and other noninterest income. The Company's operating expenses consist primarily of compensation and employee benefits, occupancy, furniture and equipment, marketing, deposit insurance premiums, and other noninterest expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory agencies.

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

     Further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on "Allowance for Loan Losses" on page 10 of the Company's Form10-K and page 26 of the Company's 2001 Annual Report to Shareholders.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31,
2001

ASSETS

     The Company's total assets were $870.6 million as of March 31, 2002, an increase of $6.7 million or 0.8% compared to total assets of $863.8 million as of December 31, 2001.

     Cash increased $9.6 million or 32.1% to $39.4 million as of March 31, 2002 due to repayments of loans and securities, and sales, calls, and maturities of securities.

     Available for sale securities decreased $9.3 million or 2.8% to $326.1 million at March 31, 2002 due to repayments, sales, calls, and maturities. The Company had no securities sold, not settled as of March 31, 2002. The Company had $3.5 million of securities sold, not settled as of December 31, 2001, which settled in January 2002.

     Total loans increased $11.1 million or 2.4% to $468.1 million as of March 31, 2002 primarily due to increases in commercial real estate and commercial business loans partially offset by repayments in purchased residential mortgage loans outside the Company's primary market area.

     Prepaid expenses and other assets increased $426,000 or 3.3% to $13.4 million as of March 31, 2002 substantially due to prepaid expenses related to the conversion of the Company's core operating system as previously disclosed in the 2001 Annual Report to Shareholders.

LIABILITIES

     Total liabilities were $774.5 million as of March 31, 2002, an increase of $7.6 million or 1.0% compared to total liabilities of $766.9 as of December 31, 2001.

     Total deposits increased $8.6 million or 1.6% to $538.3 million primarily based on growth in the Company's checking accounts, money market deposit accounts, and savings accounts partially offset by a decrease in certificates of deposit.

     Borrowed funds decreased $8.0 million or 3.5% to $221.6 million due to the pay-off of maturing Federal Home Loan Bank ("FHLB") advances. Alternative sources of funding were provided by repayments of loans and securities, and sales, calls, and maturities of securities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) GA FINANCIAL, INC.


     Accrued interest payable increased $1.6 million to $3.7 million as of March 31, 2002. This was due to the timing of accrued interest payable to deposit accounts and borrowings.

     The Company had $5.0 million of securities purchased, not settled as of March 31, 2002 which settled in April 2002. The Company had no securities purchased, not settled as of December 31, 2001.

SHAREHOLDERS' EQUITY

     Shareholder's equity decreased $910,000 or 0.9% to $96.0 million as of March 31, 2002. This was due to dividends paid, a decrease in accumulated comprehensive income, and purchases of treasury stock, partially offset by net income.

AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

     The following table sets forth certain information relating to the Company's average balance sheet and reflects the weighted average yield on assets and weighted average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.


                                                                     THREE MONTHS ENDED                 THREE MONTHS ENDED
(DOLLARS IN THOUSANDS)                                                  MARCH 31, 2002                    MARCH 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         Average                          Average
                                                                Average                  Yield/    Average                 Yield/
                                                                Balance      Interest     Cost     Balance      Interest    Cost
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
    Interest-Earning Assets:
          Deposits ..........................................   $ 30,947     $    124     1.60%    $ 30,534    $    365    4.78%
          Securities(1,2) ...................................    333,032        4,660     5.60      412,868       6,899    6.68
          Loans, net(3) .....................................    458,728        8,312     7.25      402,827       7,741    7.69
          FHLB stock ........................................     11,700          129     4.41       15,458         257    6.65
---------------------------------------------------------------------------------------------------------------------------------
                  Total interest-earning assets .............    834,407       13,225     6.34      861,687      15,262    7.08
          Noninterest-earning assets ........................     28,735                             27,361
---------------------------------------------------------------------------------------------------------------------------------
                  Total assets ..............................   $863,142                           $889,048
=================================================================================================================================
Liabilities and Shareholders' equity
    Interest-Bearing Liabilities:
          Checking accounts .................................   $ 40,766     $     71     0.70%    $ 39,186    $    126    1.29%
          Money market deposit accounts .....................     66,718          384     2.30       69,966         807    4.61
          Savings accounts ..................................    132,412          777     2.35      124,681         732    2.35
          Certificates of deposit ...........................    260,167        3,294     5.06      258,623       3,685    5.70
---------------------------------------------------------------------------------------------------------------------------------
                  Total interest-bearing deposits ...........    500,063        4,526     3.62      492,456       5,350    4.35
          Borrowed funds ....................................    225,931        2,923     5.18      268,986       3,660    5.44
          Escrow ............................................      2,024            7     1.38        1,690           7    1.66
---------------------------------------------------------------------------------------------------------------------------------
                  Total interest-bearing liabilities ........    728,018        7,456     4.10      763,132       9,017    4.73
          Noninterest-bearing liabilities ...................     37,426                             33,259
          Shareholders' equity ..............................     97,698                             92,657
---------------------------------------------------------------------------------------------------------------------------------
                  Total liabilities and
                     shareholders' equity ...................   $863,142                           $889,048
=================================================================================================================================
Net interest income .........................................                $  5,769                          $  6,245
Interest rate spread(4) .....................................                             2.24%                            2.35%
Net interest margin(5) ......................................                             2.77%                            2.90%
=================================================================================================================================

     1    Includes unamortized discounts and premiums.

     2 Includes municipal obligations; yield and income are stated on a taxable equivalent basis.

     3 Amount is net of deferred fees, undisbursed funds, discounts and premiums, estimated allowances for loan losses, and includes education loans held for sale and nonperforming loans.

     4 Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities on a taxable equivalent basis.

     5 Net interest margin represents net interest income on a taxable equivalent basis divided by average interest-earning assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) GA FINANCIAL, INC.


REVIEW OF THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NET INCOME

     Net income for the three months ended March 31, 2002 decreased $28,000 or 1.9% from the previous period to $1.5 million. Changes in the components of net income are discussed herein.

INTEREST INCOME

     Total interest income decreased $2.0 million ($2.0 million on a taxable equivalent basis) or 13.6% to $12.8 million for the three months ended March 31, 2002. This was primarily the result of a decrease of $27.3 million in average interest-earning assets and a decrease of 74 basis points in the average yield on interest-earning assets. Interest on loans increased $571,000 or 7.4% to $8.3 million due to the increase in average balances of $55.9 million or 13.9%, partially offset by a decrease in the average yield on loans of 44 basis points. Taxable equivalent interest on securities decreased $2.2 million or 32.5%, due to the average balances decreasing $79.8 million or 19.3%, and a decrease in the average yield of 108 basis points. The dividends on FHLB advances decreased $128,000 or 49.8% to $129,000 in 2002 due to a decrease of $3.8 million in the average balance resulting from the redemption of FHLB stock and a decrease in the average yield of 224 basis points. The Bank is required to own FHLB stock based partly on the levels of its FHLB borrowings.

INTEREST EXPENSE

     Total interest expense decreased $1.6 million or 17.3% due to a decrease in the average balance of interest-bearing liabilities of $35.1 million or 4.6% to $728.0 million and a decrease in the average cost of 63 basis points. The interest expense on interest-bearing deposits decreased $824,000 or 15.4% to $4.5 million for 2001 due to the average cost decreasing 73 basis points partially offset by an increase in the average balance of $7.6 million. The interest expense on borrowed funds decreased $737,000 or 20.1% due to a decrease in the average balance of $43.1 million or 16.0% and a decrease in the average cost of 26 basis points. This reduction was due to the pay-off of maturing FHLB advances.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended March 31, 2002 was $300,000 compared to $90,000 for the three months ended March 31, 2001. The allowance for loan losses to loans and nonperforming assets was 0.74% and 218%, respectively, as of March 31, 2002 as compared to 0.70% and 192%, respectively, as of December 31, 2001. The current year provision was influenced by strong loan production, strategic growth in commercial real estate, business and construction/development loans and current economic conditions. Substantially all of the increase in the provision was related to growth in commercial real estate and related loans. Nonperforming loans, primarily comprised of residential mortgages and consumer home equity loans, were $1.5 million for March 31, 2002 and December 31, 2001. The Company monitors all nonperforming loans which could impact the provision for loan losses. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans which are deemed probable based on information currently known to management. While management believes the Company's allowance for loan losses is sufficient to cover losses in its loan portfolio at this time, no assurance can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

NONINTEREST INCOME

     Total noninterest income increased $142,000 or 18.7% to $900,000 for the three months ended March 31, 2002. Service fees on deposit products decreased $40,000. Net gains on the sales of available for sale securities increased $170,000. Trading security gains decreased $68,000. Gains on the sale of education loans decreased $6,000 due to the timing of loans that reach repayment status. Education loans are sold as they reach repayment status.

NONINTEREST EXPENSE

     Total noninterest expense decreased $452,000 or 9.9% to $4.1 million for the three months ended March 31, 2002. This was due primarily to a decrease in compensation and employee benefits costs of $359,000, occupancy expenses of $36,000, marketing expenses of $14,000, and other noninterest expenses of $43,000.

PROVISION FOR INCOME TAXES

     The provision for income taxes decreased $50,000 or 11.1% to $400,000 for the three months ended March 31, 2002. The effective tax rate for the three months ended March 31, 2002 was 21.3% as compared to 23.0% for the three months ended March 31, 2001.

OTHER MATTERS

LIQUIDITY RESOURCES

     The Company's primary sources of funds are deposits, repayments of loans and securities, sales, calls and maturities of securities, advances from the FHLB, and other borrowed funds. While scheduled maturities of investments and the amortization of loans are predictable sources of funds, deposit flows and prepayments on mortgages, and mortgage-backed and related securities are greatly influenced by market interest rates, economic conditions, and competition.

     Legislation has repealed the Office of Thrift Supervision ("OTS") minimum liquidity ratio requirements. OTS regulations now require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED) GA FINANCIAL, INC.


     Liquidity can be analyzed by utilizing the Consolidated Statements of Cash Flows. Net cash provided by operating activities was $3.4 million. Net cash provided by investing activities was $6.9 million. Net cash used in financing activities was $675,000. Overall, cash and cash equivalents increased $9.6 million for the three months ended March 31, 2002.

     Management believes the Company has sufficient liquidity to meet current obligations to borrowers, depositors, debt holders, and others.

CAPITAL RESOURCES

     The Company is not required to maintain any minimum level of capital; however, the Bank is subject to various regulatory capital requirements administered by the OTS.

     At March 31, 2002, the Bank had exceeded the OTS requirements for tier I core (leverage), tier I and total risk-based, and tangible capital. The OTS requires the Bank to maintain a minimum 4.00% tier I core (leverage) capital ratio (expressed as a percentage of adjusted total assets), a minimum tier I risk-based capital ratio of 4.00% and total risk-based capital ratio of 8.00% (both expressed as a percentage of risk-weighted assets, which includes off-balance sheet items) and a minimum tangible capital ratio of 1.50% of tangible assets. The well-capitalized requirement for tier I core (leverage), tier I risk-based, and total risk-based ratios is 5.00%, 6.00%, and 10.00%, respectively. The Bank has consistently maintained all regulatory capital ratios at or above the well capitalized standards with tier I core (leverage) at 9.72%, tier I risk-based at 18.29%, total risk-based at 19.26%, and tangible at 9.72% as of March 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" however, it retains many of the fundamental provisions of SFAS No. 121.

     SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

     SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of SFAS No. 144 generally are to be applied prospectively. The adoption of SFAS No. 144 had no impact on the financial position, results of operations or liquidity of the Company.

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

     Except as required by applicable law and regulation, the Company does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GA FINANCIAL, INC.

     Management is responsible for monitoring and limiting the Company's exposure to interest rate risk within established guidelines while maximizing net interest income. The Company will continue to monitor its interest rate sensitivity with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Further discussion on market risk is in the Company's 2001 Annual Report to Shareholders and Form 10-K.

     The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors all of its interest rate risk. The Company's Board of Directors has established an Asset/Liability Management Committee, which is responsible for reviewing its asset/liability policies and interest rate risk position, and meets at least on a quarterly basis. The Asset/Liability Management Committee reviews trends in interest rates, the financial position of the Company, the Company's actual performance to budgeted performance, the Company's interest rate position as measured by changes in its net income and net portfolio value under certain interest rate scenarios, and the projected impact of such interest rate scenarios on its earnings and capital. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

     In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) purchasing adjustable interest rate mortgage-backed and related securities; (2) investing in shorter term fixed-rate corporate debt and government agency bonds or in such types of bonds with adjustable interest rates; (3) originating shorter term commercial and consumer loan products; and (4) emphasizing longer term deposits. To manage the interest rate risk of the Company, the Board of Directors has also established parameters relating to the types of securities in which the Company may invest and parameters relating to the types of deposits which may be offered by the Company and rates which may be paid on such deposits.

     Market risk is the risk of losses resulting from adverse changes in market pricing and rates. The Company's market risk is primarily its interest rate risk associated with its lending, investing, deposit and borrowing functions. Interest rate risk arises when interest rates on assets change in a different time period or in a different proportion from that of liabilities. Management actively monitors its interest rate sensitivity position with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Interest rate risk is considered by management to be the Company's most significant market risk that could materially impact the Company's financial position or results of operations.

PART II.        OTHER INFORMATION

GA FINANCIAL, INC.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5.  OTHER INFORMATION
     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
        3.1  Certificate of Incorporation of GA Financial, Inc.1
        3.2  Amended Bylaws of GA Financial, Inc.2
        4.0  Stock Certificates of GA Financial, Inc.1
       11.0 Computation of Earnings per Share. This is incorporated by reference to note number 6 of the Notes to the Consolidated Financial Statements.
(b) Reports on Form 8-K:
    None

1 Incorporated by reference into this document from the Exhibits to Form S-1. Registration Statement, filed on December 21, 1995, as amended, Registration No. 33-80715.

2 Incorporated by reference into this document from the Company's Form 10-Q filed on November 15, 1999.


SIGNATURES

GA FINANCIAL, INC.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date    May 14, 2002
      -----------------------------------------------------

        GA Financial, Inc.
      -----------------------------------------------------
        (Registrant)


By      /s/ John M. Kish
      -----------------------------------------------------
        John M. Kish
        Chairman of the Board and Chief Executive Officer
        (Principal Executive Officer)

By      /s/ James V. Dionise
      -----------------------------------------------------
        James V. Dionise
        Chief Financial Officer/Secretary/Treasurer
        (Principal Financial and Accounting Officer)