Form 10-Q
period 2002-06-30
GA FINANCIAL INC/PA
filed 2002-08-14
CIK 1005313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------
                                   FORM 10-Q
                                  -----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                          ----------------------------

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     5,293,343 shares of common stock, par value $.01 per share, were outstanding as of August 5, 2002.

                               GA FINANCIAL, INC.
                                    FORM 10-Q
                                  JUNE 30, 2002

                                    CONTENTS


                                                                                                       PAGE
PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION.............................................    1
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME.................................    2
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY.............................................    3
           CONSOLIDATED STATEMENTS OF CASH FLOWS......................................................    4
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.............................................    5
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......    9
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................   15

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS..........................................................................   16
ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................   16
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES............................................................   16
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................   16
ITEM 5.    OTHER INFORMATION..........................................................................   16
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...........................................................   16

SIGNATURES............................................................................................   17


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

GA Financial, Inc.

                                                                                    (Unaudited)
                                                                                     June 30,   December 31,
(Dollars in thousands, except per share amounts)                                       2002         2001
------------------------------------------------------------------------------------------------------------
ASSETS
Cash (including interest-bearing deposits of $40,329 and $24,950)                     $ 45,804    $ 29,859
   Held for trading securities, at fair value                                              148         159
   Available for sale securities, at fair value                                        288,121     335,383
   Held to maturity securities, at cost                                                  2,932       2,914
                                                                                      --------    --------
     Total securities                                                                  291,201     338,456
   Education loans held for sale                                                        14,842      14,732
   Loans (net of deferred fees of $261 and $330)                                       473,723     442,276
                                                                                      --------    --------
     Total loans                                                                       488,565     457,008
   Allowance for loan losses                                                            (3,698)     (3,210)
                                                                                      --------    --------
     Net loans                                                                         484,867     453,798
   Accrued interest receivable on securities                                             2,377       2,192
   Accrued interest receivable on loans                                                  3,358       3,429
   Federal Home Loan Bank stock                                                         11,079      12,429
   Premises and equipment, net                                                           6,551       7,069
   Foreclosed assets                                                                       197         154
   Securities sold, not settled                                                             --       3,472
   Prepaid expenses and other assets                                                    12,935      12,978
                                                                                      --------    --------
     Total assets                                                                     $858,369    $863,836
                                                                                      ========    ========

LIABILITIES
   Noninterest-bearing deposits                                                       $ 33,628    $ 31,671
   Interest-bearing deposits                                                           490,207     498,020
                                                                                      --------    --------
     Total deposits                                                                    523,835     529,691
   Borrowed funds                                                                      221,575     229,575
   Advances from customers for taxes, insurance, and other                               2,941       1,886
   Accrued interest payable                                                              5,112       2,129
   Other liabilities                                                                     6,398       3,615
                                                                                      --------    --------
     Total liabilities                                                                 759,861     766,896
                                                                                      --------    --------

SHAREHOLDERS' EQUITY
   Preferred stock ($.01 par value); 1,000,000 shares authorized; 0 shares
   issued                                                                                   --          --
   Common stock ($.01 par value); 23,000,000 shares authorized; 8,900,000
   shares issued                                                                            89          89
   Additional paid-in capital                                                           86,875      87,056
   Retained earnings, substantially restricted                                          68,409      67,215
   Accumulated other comprehensive income, net of taxes                                  4,726       2,044
   Unearned employee stock ownership plan (ESOP) shares                                 (3,081)     (3,081)
   Unearned stock-based compensation plan (SCP) shares                                    (340)       (406)
   Treasury stock, at cost (3,611,757 shares and 3,489,677 shares)                     (58,170)    (55,977)
                                                                                      --------    --------
     Total shareholders' equity                                                         98,508      96,940
                                                                                      --------    --------
     Total liabilities and shareholders' equity                                       $858,369    $863,836
                                                                                      ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

GA Financial, Inc.

                                                                 (Unaudited)             (Unaudited)
                                                             Three Months Ended       Six Months Ended
                                                                   June 30,                June 30,
(Dollars in thousands, except per share amounts)               2002       2001        2002         2001
---------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans                                                     $ 8,529     $ 8,112    $ 16,841      $15,853
   Securities:
     Taxable interest                                          3,140       4,601       6,383        9,819
     Nontaxable interest                                         677         715       1,362        1,423
     Dividends                                                   369         781         828        1,595
   Interest-bearing deposits                                     114         281         238          646
                                                             -------     -------    --------      -------
     Total interest income                                    12,829      14,490      25,652       29,336
                                                             -------     -------    --------      -------

INTEREST EXPENSE
   Interest-bearing deposits                                   4,413       5,281       8,940       10,631
   Borrowed funds                                              2,833       3,290       5,755        6,950
   Escrow                                                          8           8          15           15
                                                             -------     -------    --------      -------
     Total interest expense                                    7,254       8,579      14,710       17,596
                                                             -------     -------    --------      -------
     Net interest income                                       5,575       5,911      10,942       11,740
   Provision for loan losses                                     255         330         555          420
                                                             -------     -------    --------      -------
     Net interest income after provision for loan losses       5,320       5,581      10,387       11,320
                                                             -------     -------    --------      -------

NONINTEREST INCOME
   Service fees                                                  669         682       1,266        1,318
   Net (loss) gain on sales of available for sale securities    (144)        175          (9)         139
   Writedown of securities                                      (141)         --        (141)          --
   Net (loss) gain on held for trading securities                (12)         18         (11)          87
   Gain on sales of education loans held for sale                 --          --          37           43
   Gain on sale of branch                                        905          --         905           --
   Earnings on bank owned life insurance                         159         105         282          188
   Other                                                          12         108          18          135
                                                             -------     -------    --------      -------
     Total noninterest income                                  1,448       1,088       2,347        1,910
                                                             -------     -------    --------      -------

NONINTEREST EXPENSE
   Compensation and employee benefits                          2,398       2,483       4,618        5,014
   Occupancy                                                     421         427         885          922
   Furniture and equipment                                       430         321         728          616
   Marketing                                                     150         188         219          271
   Deposit insurance premiums                                     23          24          47           49
   Loss on closure of branch                                     291          33         291           98
   Other                                                       1,128       1,241       2,145        2,355
                                                             -------     -------    --------      -------
     Total noninterest expense                                 4,841       4,717       8,933        9,325
                                                             -------     -------    --------      -------
     Income before provision for income taxes                  1,927       1,952       3,801        3,905
   Provision for income taxes                                    395         445         795          895
                                                             -------     -------    --------      -------
     Net income                                              $ 1,532     $ 1,507     $ 3,006      $ 3,010
                                                             =======     =======    ========      =======

OTHER COMPREHENSIVE INCOME
   Unrealized holding gains (losses) on available for sale
   securities, net of taxes                                  $ 3,263       $(805)    $ 2,698      $ 1,857
   Reclassification adjustment for net losses (gains)
   included in net income                                        184        (144)        (16)         635
                                                             -------     -------    --------      -------
     Other comprehensive income (loss)                         3,447        (949)      2,682        2,492
                                                             -------     -------    --------      -------
     Comprehensive income                                    $ 4,979       $ 558     $ 5,688      $ 5,502
                                                             =======     =======    ========      =======

EARNINGS PER SHARE
Basic                                                         $ 0.31       $0.30      $ 0.60       $ 0.59
Diluted                                                       $ 0.30       $0.29      $ 0.59       $ 0.59
AVERAGE SHARES OUTSTANDING
Basic                                                      5,009,626   5,055,192   5,041,088    5,067,542
Diluted                                                    5,113,217   5,133,200   5,134,148    5,136,390
                                                           =========   =========   =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

GA Financial, Inc.

                                                                 Accumulated
                                                                   Other                                     Total
                                          Additional               Compre-   Unearned  Unearned              Share-
(Dollars in thousands,           Common     Paid-      Retained    hensive     ESOP      SCP     Treasury    holders'
except per share amounts)         Stock    in Capital  Earnings    Income     Shares    Shares    Stock      Equity
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001      $ 89    $ 87,056      $67,215    $2,044    $(3,081)   $(406)    $(55,977)   $96,940
  Net income                        --          --        3,006        --         --       --           --      3,006
  Other comprehensive
  income, net of tax/1/             --          --           --     2,682         --       --           --      2,682
  Cash dividends paid
  ($.36 per share)                  --          --       (1,812)       --         --       --           --     (1,812)
  Treasury stock
  purchased                         --          --           --        --         --       --       (2,176)    (2,176)
  SCP, net of tax:
     Stock options exercised        --        (182)          --        --         --       --           --       (182)
     Stock awards granted           --           1           --        --         --      (39)          40          2
     Stock awards forfeited         --          --           --        --         --       57          (57)        --
     Stock awards expensed          --          --           --        --         --       48           --         48
                                  ----    --------      -------    ------    --------   ------    ---------   -------
Balance at June 30, 2002          $ 89    $ 86,875      $68,409    $4,726    $(3,081)   $(340)    $(58,170)   $98,508
                                  ====    ========      =======    ======    ========   ======    =========   =======

/1/ Other comprehensive income for the six months ended June 30, 2002 is net of tax provision of $1,566.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

GA Financial, Inc.

                                                                             (Unaudited)
                                                                           Six Months Ended
                                                                               June 30,
(Dollars in thousands)                                                    2002         2001
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income                                                                $ 3,006    $ 3,010
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                  555        420
   Depreciation                                                               500        509
   Net loss (gain) on disposal of premises and equipment                      189        (35)
   Net discount accretion on securities                                      (244)       (22)
   Amortization of net deferred loan fees                                      69        110
   Amortization of intangibles                                                 93         93
   Net loss (gain) on held for trading securities                              11        (87)
   Proceeds from sales of held for trading securities                          --        799
   Purchases of held for trading securities                                    --       (434)
   Net loss (gain) on sales of available for sale securities                    9       (139)
   Writedown of securities                                                    141         --
   Gain on sales of education loans held for sale                             (37)       (43)
   Net (gain) loss on sales of foreclosed assets                              (50)        11
   Expense recognition of ESOP shares                                         454        388
   Expense recognition of SCP shares                                           48        217
   (Increase) decrease in accrued interest receivable                        (114)       159
   Increase in bank owned life insurance                                     (282)      (188)
   Decrease (increase) in prepaid expenses and other assets                   232     (1,274)
   Net increase in other liabilities                                          763        339
   Increase in accrued interest payable                                     2,983      3,895
                                                                          -------    -------
     Net cash provided by operating activities                              8,326      7,728
                                                                          -------    -------

INVESTING ACTIVITIES
   Proceeds from sales of available for sale securities                    49,942     49,835
   Repayments and maturities of available for sale securities             155,931     25,471
   Purchases of available for sale securities                            (150,815)   (25,019)
   Maturities of held to maturity securities                                   --     26,250
   Purchases of held to maturity securities                                    --    (16,170)
   Proceeds from sales of education loans held for sale                     2,800      3,402
   Funding of education loans held for sale                                (2,873)    (3,410)
   Purchases of loans                                                     (27,746)   (29,711)
   Net increase in loans                                                   (4,109)   (12,043)
   Proceeds from sale of premises and equipment                                 8        130
   Purchases of premises and equipment                                       (179)      (398)
   Proceeds from sales of foreclosed assets                                   279         86
   Redemption of FHLB stock                                                 1,350      3,029
                                                                          -------    -------
     Net cash provided by investing activities                             24,588     21,452
                                                                          -------    -------

FINANCING ACTIVITIES
   Net increase (decrease) in noninterest and interest-bearing deposits    15,969     (6,903)
   Net (decrease) increase in certificates of deposit                     (21,825)    12,591
   Payments from borrowed funds                                           (98,000)  (148,598)
   Proceeds on borrowed funds                                              90,000    128,575
   Cash dividends paid                                                     (1,812)    (1,808)
   Net increase in advances from customers for taxes, insurance, and
   other                                                                    1,055      1,316
   Purchases of treasury stock                                             (2,176)    (2,246)
   (Decrease) increase in other stock transactions                           (180)       847
                                                                          -------    -------
     Net cash used in financing activities                                (16,969)   (16,226)
                                                                          -------    -------
Net increase in cash and cash equivalents                                  15,945     12,954
                                                                          -------    -------
Cash and cash equivalents at beginning of period                           29,859     22,730
                                                                          -------    -------
Cash and cash equivalents at end of period                                $45,804    $35,684
                                                                          =======    =======

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

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

   The following table sets forth selected financial data for the Company's subsidiaries, parent company, and consolidated results:

(Dollars in thousands)

                                         Great
                                       American    New Eagle     GA Financial Inc.      Net
June 30, 2002                           Federal   Capital, Inc.  (Parent Company)   Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------
Assets                                 $840,402    $ 42,276         $ 123,513       $ (147,822)       $ 858,369
Liabilities                             760,730       1,361            25,005          (27,235)         759,861
Shareholders' equity                     79,672      40,915            98,508         (120,587)          98,508
                                       ========    ========         =========       ===========       =========
December 31, 2001
-----------------
Assets                                 $851,250    $ 33,601         $ 118,823       $ (139,838)       $ 863,836
Liabilities                             766,801       1,097            21,883          (22,885)         766,896
Shareholders' equity                     84,449      32,504            96,940         (116,953)          96,940
                                       ========    ========         =========       ===========       =========
Three Months Ended June 30, 2002
--------------------------------
Interest income                        $ 12,694    $    417         $      83       $     (365)       $  12,829
Interest expense                          7,337          --               282             (365)           7,254
Provision for loan losses                   255          --                --               --              255
Noninterest income                        1,583        (142)                7               --            1,448
Noninterest expense                       4,620          21               200               --            4,841
Provision for income taxes                  440          85              (130)              --              395
Net income (loss)                         1,625         169              (262)              --            1,532
                                       ========    ========         =========       ===========       =========
Six Months Ended June 30, 2002
------------------------------
Interest income                        $ 25,350    $    840         $     167       $     (705)       $  25,652
Interest expense                         14,875          --               540             (705)          14,710
Provision for loan losses                   555          --                --               --              555
Noninterest income                        2,400         (68)               15               --            2,347
Noninterest expense                       8,587          34               312               --            8,933
Provision for income taxes                  770         250              (225)              --              795
Net income (loss)                         2,963         488              (445)              --            3,006
                                       ========    ========         =========       ===========       =========

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GA Financial, Inc.


(Dollars in thousands)

                                   Great
                                 American   New Eagle      GA Financial Inc.     Net
June 30, 2001                     Federal  Capital, Inc.   (Parent Company)  Eliminations      Consolidated
-------------------------------------------------------------------------------------------------------------
Assets                           $ 868,602   $ 31,410         $113,486       $(130,184)          $883,314
Liabilities                        788,117        742           18,326         (19,031)           788,154
Shareholders' equity                80,485     30,668           95,160        (111,153)            95,160
                                 =========   ========         ========       ==========          ========

Three Months Ended June 30, 2001
--------------------------------
Interest income                  $  14,257   $    575         $     98       $    (440)          $ 14,490
Interest expense                     8,673         --              346            (440)             8,579
Provision for loan losses              330         --               --              --                330
Noninterest income                   1,093        (14)               9              --              1,088
Noninterest expense                  4,496         10              211              --              4,717
Provision for income taxes             360        190             (105)             --                445
Net income (loss)                    1,491        361             (345)             --              1,507
                                 =========   ========         ========       ==========          ========

Six Months Ended June 30, 2001
------------------------------
Interest income                  $  28,892   $  1,125         $    201       $    (882)          $ 29,336
Interest expense                    17,784         --              694            (882)            17,596
Provision for loan losses              420         --               --              --                420
Noninterest income                   1,881         15               14              --              1,910
Noninterest expense                  8,937         16              372              --              9,325
Provision for income taxes             755        380             (240)             --                895
Net income (loss)                    2,877        744             (611)             --              3,010
                                 =========   ========         ========       ==========          ========


NOTE 3. SECURITIES

     The amortized cost and estimated fair value of available for sale and held to maturity securities are as follows:

June 30,
(Dollars in thousands)                                               2002
---------------------------------------------------------------------------------------------------
                                                              Gross        Gross
                                               Amortized    Unrealized   Unrealized
                                                 Cost         Gain          Loss      Fair Value
---------------------------------------------------------------------------------------------------
Available for Sale Securities:
   U.S. government and agency debt             $ 70,318       $  878       $   (5)      $ 71,191
   Mortgage-backed securities                   114,989        2,782           --        117,771
   Collateralized mortgage obligations           17,398          523           --         17,921
   Municipal obligations                         56,053          565          (67)        56,551
   Corporate debt obligations                    12,263          331          (66)        12,528
   Marketable equity securities                   9,599        2,992         (432)        12,159
                                               --------       ------       -------      --------
     Total available for sale securities       $280,620       $8,071       $ (570)      $288,121
                                               ========       ======       =======      ========
Held to Maturity Securities:
   Corporate debt obligations                  $  2,932       $  211       $   --       $  3,143
                                               ========       ======       =======      ========

                                        6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GA Financial, Inc.

December 31,
(Dollars in thousands)                                                   2001
------------------------------------------------------------------------------------------------------------
                                                                  Gross           Gross
                                                   Amortized    Unrealized      Unrealized
                                                      Cost         Gain            Loss          Fair Value
------------------------------------------------------------------------------------------------------------
Available for Sale Securities:
   U.S. government and agency debt                  $  5,017      $    61        $    (15)       $   5,063
   Mortgage-backed securities                        139,637        1,090             (86)         140,641
   Collateralized mortgage obligations                48,803          962             (41)          49,724
   Municipal obligations                              58,807          196          (1,288)          57,715
   Corporate debt obligations                         51,058          314             (46)          51,326
   Marketable equity securities                       28,809        2,775            (670)          30,914
                                                    --------      -------        ---------       ---------
     Total available for sale securities            $332,131      $ 5,398        $ (2,146)       $ 335,383
                                                    ========      =======        =========       =========
Held to Maturity Securities:
   Corporate debt obligations                       $  2,914      $   224        $     --        $   3,138
                                                    ========      =======        =========       =========

NOTE 4. LOANS

   Loans consist of the following:
                                                June 30,      December 31,
(Dollars in thousands)                           2002            2001
--------------------------------------------------------------------------------
Mortgage Loans:
   Residential                                 $ 254,386      $ 259,154
   Multi-family                                   10,942          9,782
   Commercial real estate                         87,199         63,769
   Commercial and residential construction
     and development, net/1/                      27,985         25,500
                                               ---------      ---------
     Total mortgage loans                        380,512        358,205
Consumer Loans:
   Home equity                                    67,756         62,249
   Unsecured personal                              2,744          2,775
   Loans on deposit accounts                       1,290          1,322
   Automobile                                        201            174
                                               ---------      ---------
     Total consumer loans                         71,991         66,520
Commercial Business Loans:
   Secured business                               17,206         14,852
   Unsecured business                              4,275          3,029
                                               ---------      ---------
     Total commercial business loans              21,481         17,881
Education loans held for sale                     14,842         14,732
Deferred fees                                       (261)          (330)
                                               ---------      ---------
     Total loans                                 488,565        457,008
Less:
   Allowance for loan losses                      (3,698)        (3,210)
                                               ---------      ---------
     Net loans                                 $ 484,867      $ 453,798
                                               =========      =========

/1/ Amounts for June 30, 2002 and December 31, 2001 are net of loans in process of $23.5 million and $19.0 million, respectively.

   The Company purchased approximately $27.7 million and $29.7 million, for the six months ended June 30, 2002 and 2001, respectively, of residential loans collateralized by single-family properties located inside and outside its primary market area.

   At June 30, 2002 and December 31, 2001, the Company had approximately $1.6 million and $1.5 million, respectively, in loans which were 90 days or more past due that were not accruing interest. These nonperforming loans were comprised of residential mortgages and consumer home equity loans. In addition, the Company had $197,000 and $154,000 of foreclosed assets as of June 30, 2002 and December 31, 2001, respectively.

   The following table sets forth the changes in the allowance for loan losses for the six months ended June 30, 2002:

(Dollars in thousands)
--------------------------------------------------------------------------------
Allowance for Loan Losses:
   Balance as of December 31, 2001                $3,210
     Charge-offs                                     (92)
     Recoveries                                       25
                                                  ------
        Net charge-offs                              (67)
     Provision for loan losses                       555
                                                  ------
   Balance as of June 30, 2002                    $3,698
                                                  ======

   The following table presents information regarding the Company's nonperforming assets as of the dates indicated:

                                                    June 30,     December 31,
(Dollars in thousands)                                2002           2001
--------------------------------------------------------------------------------
Nonperforming Assets:
   Nonperforming loans                                $1,588          $1,518
   Foreclosed assets                                     197             154
                                                      ------          ------
     Total nonperforming assets                       $1,785          $1,672
                                                      ======          ======
Nonperforming loans to loans                            0.33%           0.33%
Nonperforming assets to assets                          0.21%           0.19%
Allowance for loan losses to loans                      0.76%           0.70%
Allowance for loan losses to
   nonperforming assets                               207.17%         191.99%
                                                      ======          ======

NOTE 5. SUPPLEMENTARY CASH FLOW INFORMATION

   Cash paid for the six months ended June 30, for interest and income taxes, was approximately $11.7 million and $1.1 million, respectively in 2002, and $13.7 million and $1.2 million, respectively in 2001.

   Noncash investing activity consisted of $272,000 and $47,000 of loans transferred to foreclosed assets during the six months ended June 30, 2002 and 2001, respectively.

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

   The calculation of basic and diluted earnings per share follows:



                                                            Three Months Ended      Six Months Ended
(Dollars in thousands, except per share amounts)            June 30,   June 30,    June 30,    June 30,
                                                              2002       2001        2002        2001
---------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
   Net income                                              $    1,532  $    1,507  $    3,006  $    3,010
   Basic average shares outstanding                         5,009,626   5,055,192   5,041,088   5,067,542
                                                           ----------  ----------  ----------  ----------
     Basic earnings per share                                  $ 0.31      $ 0.30      $ 0.60      $ 0.59
                                                           ==========  ==========  ==========  ==========
Diluted Earnings Per Share:
   Net income                                              $    1,532  $    1,507  $    3,006  $    3,010
   Basic average shares outstanding                         5,009,626   5,055,192   5,041,088   5,067,542
   Effect of dilutive securities:
     Shares issuable upon exercise of outstanding stock
     options and stock awards                                 103,591      78,008      93,060      68,848
                                                           ----------  ----------  ----------  ----------
   Diluted average shares outstanding                       5,113,217   5,133,200   5,134,148   5,136,390
                                                           ----------  ----------  ----------  ----------
     Diluted earnings per share                            $     0.30  $     0.29  $     0.59  $     0.59
                                                           ==========  ==========  ==========  ==========


NOTE 7. SUBSEQUENT EVENTS

   On July 25, 2002, the Board of Directors declared a cash dividend of $.18 per share to shareholders of record on August 9, 2002, payable on August 20, 2002.

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

   The Company currently transacts banking activities through Great American Federal. The Bank, serving customers for over 85 years, operates its administrative office in Whitehall, Pennsylvania and thirteen community branch offices in Allegheny County located in southwestern Pennsylvania. Through these office locations, the Bank offers a broad array of consumer and commercial loan, deposit, and wealth management products and services. In addition to conducting community commercial banking activities, the Bank invests in various marketable securities. New Eagle Capital, Inc., the Company's other subsidiary, operating as an investment company in Wilmington, Delaware, also invests in various marketable securities as well as marketable equity securities.

   The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowed funds. The Company also generates noninterest income, such as service fees, gains on the sale of education loans and securities, trading account profits, wealth management fees, and other noninterest income. The Company's operating expenses consist primarily of compensation and employee benefits, occupancy, furniture and equipment, marketing, deposit insurance premiums, and other noninterest expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory agencies.

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

   Further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on "Allowance for Loan Losses" on page 10 of the Company's Form 10-K and page 26 of the Company's 2001 Annual Report to Shareholders.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31,
2001

Assets

   The Company's total assets were $858.4 million as of June 30, 2002, a decrease of $5.5 million or 0.6% compared to total assets of $863.8 million as of December 31, 2001.

   Cash increased $15.9 million or 53.4% to $45.8 million as of June 30, 2002 due to repayments of loans and securities, and sales, calls, and maturities of securities.

   Available for sale securities decreased $47.3 million or 14.1% to $288.1 million at June 30, 2002 due to repayments, sales, calls, and maturities. The Company had no securities sold, not settled as of June 30, 2002. The Company had $3.5 million of securities sold, not settled as of December 31, 2001, which settled in January 2002.

   Total loans increased $31.6 million or 6.9% to $488.6 million as of June 30, 2002 primarily due to increases in commercial real estate, home equity, and commercial business loans. This increase was partially offset by a decline of $7.8 million of loans related to the Company's sale of its North Huntingdon community branch office and repayments in residential mortgage loans.

Liabilities

   Total liabilities were $759.9 million as of June 30, 2002, a decrease of $7.0 million or 0.9% compared to total liabilities of $766.9 as of December 31, 2001.

   Total deposits decreased $5.9 million or 1.1% to $523.8 million due primarily to a decline of $11.5 million of deposits related to the Company's sale of its North Huntingdon community branch office.

   Borrowed funds decreased $8.0 million or 3.5% to $221.6 million due to the pay-off of maturing Federal Home Loan Bank ("FHLB") advances. Alternative sources of funding were provided by repayments of loans and securities, and sales, calls, and maturities of securities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

GA Financial, Inc.

   Accrued interest payable increased $3.0 million, more than doubling, to $5.1 million as of June 30, 2002. This was due to the timing of accrued interest payable on deposit accounts and borrowed funds.

   Other liabilities increased $2.8 million or 77.0% to $6.4 million as of June 30, 2002 due primarily to an increase in deferred taxes on available for sale securities.

Shareholders' Equity

   Shareholders' equity increased $1.6 million or 1.6% to $98.5 million as of June 30, 2002. This was due to net income and an increase in accumulated comprehensive income partially offset by purchases of treasury stock and cash dividends paid.

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



                                                  Three Months Ended              Three Months Ended
(Dollars in thousands)                               June 30, 2002                  June 30, 2001
-----------------------------------------------------------------------------------------------------------
                                                                    Average                       Average
                                                Average              Yield/    Average             Yield/
                                                Balance   Interest    Cost     Balance   Interest   Cost
-----------------------------------------------------------------------------------------------------------
ASSETS
   Interest-Earning Assets:
     Deposits                                 $  30,153    $   114    1.51%  $  27,520    $   281   4.08%
     Securities/1/,/2/                          317,107      4,494    5.67     383,278      6,279   6.55
     Loans, net/3/                              476,836      8,529    7.15     426,395      8,112   7.61
     FHLB stock                                  11,158         90    3.24      14,193        238   6.71
                                              ---------    -------   -----   ---------    -------   ----
        Total interest-earning assets           835,254     13,227    6.33     851,386     14,910   7.01
     Noninterest-earning assets                  29,479                         28,032
                                              ---------                      ---------
        Total assets                          $ 864,733                      $ 879,418
                                              =========                      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

   Interest-Bearing Liabilities:

     Checking accounts                        $  40,934    $    54    0.53%  $  39,378    $   107   1.09%
     Money market deposit accounts               66,448        382    2.30      68,513        666   3.89
     Savings accounts                           141,775        837    2.36     124,440        740   2.38
     Certificates of deposit                    252,178      3,140    4.98     262,653      3,768   5.74
                                              ---------    -------   -----   ---------    -------   ----
        Total interest-bearing deposits         501,335      4,413    3.52     494,984      5,281   4.27
     Borrowed funds                             221,575      2,833    5.11     250,993      3,290   5.24
     Escrow                                       2,479          8    1.27       1,781          8   1.73
                                              ---------    -------   -----   ---------    -------   ----
        Total interest-bearing liabilities      725,389      7,254    4.00     747,758      8,579   4.59
     Noninterest-bearing liabilities             41,276                         36,051
     Shareholders' equity                        98,068                         95,609
                                              ---------                      ---------
        Total liabilities and
          shareholders' equity                $ 864,733                      $ 879,418
                                              =========                      =========
Net interest income                                        $ 5,973                        $ 6,331
Interest rate spread/4/                                               2.33%                         2.42%
Net interest margin/5/                                                2.86%                         2.97%
                                                                     =====                          ====

/1/ Includes unamortized discounts and premiums.
/2/ Includes municipal obligations; yield and interest are stated on a taxable equivalent basis.
/3/ Amount is net of deferred fees, undisbursed funds, discounts and premiums, estimated allowances for loan losses, and includes education loans held for sale and nonperforming loans.
/4/ Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities on a taxable equivalent basis.
/5/ Net interest margin represents net interest income on a taxable equivalent basis divided by average interest-earning assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

GA Financial, Inc.

                                                    Six Months Ended               Six Months Ended
(Dollars in thousands)                                June 30, 2002                 June 30, 2001
----------------------------------------------------------------------------------------------------------
                                                                     Average                      Average
                                                Average               Yield/    Average            Yield/
                                                Balance   Interest     Cost     Balance  Interest   Cost
----------------------------------------------------------------------------------------------------------
ASSETS
  Interest-Earning Assets:
  Deposits                                    $  30,548   $    238     1.56%  $  29,018  $    646   4.45%
  Securities/1/,/2/                             325,025      9,153     5.63     397,992    13,177   6.62
  Loans, net/3/                                 467,832     16,841     7.20     414,676    15,853   7.65
  FHLB stock                                     11,428        220     3.85      14,822       496   6.69
                                              ---------   --------     ----   ---------  --------   ----
       Total interest-earning assets            834,833     26,452     6.34     856,508    30,172   7.05
     Noninterest-earning assets                  29,109                          27,699
                                              ---------                       ---------
       Total assets                           $ 863,942                       $ 884,207
                                              =========                       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Interest-Bearing Liabilities:
     Checking accounts                        $  40,850   $    125     0.61%  $  39,283  $    233   1.19%
     Money market deposit accounts               66,582        766     2.30      69,235     1,473   4.26
     Savings accounts                           137,121      1,614     2.35     124,561     1,472   2.36
     Certificates of deposit                    256,149      6,435     5.02     260,648     7,453   5.72
                                              ---------   --------     ----   ---------  --------   ----
        Total interest-bearing deposits         500,702      8,940     3.57     493,727    10,631   4.31
     Borrowed funds                             223,741      5,755     5.14     259,939     6,950   5.35
     Escrow                                       2,253         15     1.36       1,736        15   1.73
                                              ---------   --------     ----   ---------  --------   ----
        Total interest-bearing liabilities      726,696     14,710     4.05     755,402    17,596   4.66
     Noninterest-bearing liabilities             39,362                          34,663
     Shareholders' equity                        97,884                          94,142
                                              ---------                       ---------
     Total liabilities and
      shareholders' equity                    $ 863,942                       $ 884,207
                                              =========                       =========
Net interest income                                       $ 11,742                       $ 12,576
Interest rate spread/4/                                                2.29%                        2.39%
Net interest margin/5/                                                 2.81%                        2.94%

/1/  Includes unamortized discounts and premiums.
/2/ Includes municipal obligations; yield and interest are stated on a taxable equivalent basis.
/3/ Amount is net of deferred fees, undisbursed funds, discounts and premiums, estimated allowances for loan losses, and includes education loans held for sale and nonperforming loans.
/4/ Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities on a taxable equivalent basis.
/5/ Net interest margin represents net interest income on a taxable equivalent basis divided by average interest-earning assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

GA Financial, Inc.

REVIEW OF THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Net Income

   Net income for the three months ended June 30, 2002 increased $25,000 or 1.7% from the previous period to $1.5 million. Changes in the components of net income are discussed herein.

Interest Income

   Total interest income decreased $1.7 million ($1.7 million on a taxable equivalent basis) or 11.5% to $12.8 million for the three months ended June 30, 2002. This was primarily the result of a decrease of $16.1 million in average interest-earning assets and a decrease of 68 basis points in the average yield on interest-earning assets. Taxable equivalent interest on securities decreased $1.8 million or 28.4%, due to the average balances decreasing $66.2 million or 17.3%, and a decrease in the average yield of 88 basis points. The dividends on FHLB stock decreased $148,000 or 62.2% to $90,000 in 2002 due to a decrease of $3.0 million in the average balance resulting from the redemption of FHLB stock and a decrease in the average yield of 347 basis points. The Bank is required to own FHLB stock based partly on the levels of its FHLB borrowings. Interest on loans increased $417,000 or 5.1% to $8.5 million due to the increase in average balances of $50.4 million or 11.8%, partially offset by a decrease in the average yield on loans of 46 basis points.

Interest Expense

   Total interest expense decreased $1.3 million or 15.4% due to a decrease in average interest-bearing liabilities of $22.4 million or 3.0% to $725.4 million and a decrease in the average cost of 59 basis points. The interest expense on interest-bearing deposits decreased $868,000 or 16.4% to $4.4 million for 2002 due to the average cost decreasing 75 basis points partially offset by an increase in the average balance of $6.4 million. The interest expense on borrowed funds decreased $457,000 or 13.9% due to a decrease in the average balance of $29.4 million or 11.7% and a decrease in the average cost of 13 basis points. This reduction was due to the pay-off of maturing FHLB advances.

Provision for Loan Losses

   The provision for loan losses for the three months ended June 30, 2002 was $255,000 compared to $330,000 for the three months ended June 30, 2001. The current quarter provision was influenced by strong loan production with strategic growth in commercial real estate, business and construction/development loans and current economic conditions. The allowance for loan losses to loans and nonperforming assets was 0.76% and 207%, respectively, as of June 30, 2002 as compared to 0.70% and 192%, respectively, as of December 31, 2001 and 0.59% and 138%, respectively, as of June 30, 2001. Nonperforming loans, primarily comprised of residential mortgages and consumer home equity loans, were $1.6 million as of June 30, 2002, $1.5 million as of December 31, 2001, and $1.8 million as of June 30, 2001. The Company monitors all nonperforming loans which could impact the provision for loan losses. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans which are deemed probable based on information currently known to management. While management believes the Company's allowance for loan losses is sufficient to cover losses in its loan portfolio at this time, no assurance can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Noninterest Income

   Total noninterest income increased $360,000 or 33.1% to $1.4 million for the three months ended June 30, 2002 due substantially to a $905,000 gain on sale of the Company's North Huntingdon community branch office. This increase was partially offset by a decrease in net gains and losses on sales of available for sale securities of $319,000 (change from a net gain of $175,000 to a net loss of $144,000), a $141,000 writedown of WorldCom, Inc. securities, and a decrease in other income of $96,000.

Noninterest Expense

   Total noninterest expense increased $124,000 or 2.6% to $4.8 million for the three months ended June 30, 2002. This was due primarily to a loss on closure of the Company's North Versailles Wal-Mart based satellite branch office of $291,000 and an increase in furniture and equipment expenses of $109,000. This increase was partially offset by decreases in other noninterest expenses of $113,000, compensation and employee benefit costs of $85,000 and marketing expenses of $38,000.

Provision for Income Taxes

   The provision for income taxes decreased $50,000 or 11.2% to $395,000 for the three months ended June 30, 2002. The effective tax rate for the three months ended June 30, 2002 was 20.5% as compared to 22.8% for the three months ended June 30, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

GA Financial, Inc.

REVIEW OF THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Net Income

   Net income for the six months ended June 30, 2002 decreased $4,000 or 0.1% from the previous period to $3.0 million. Changes in the components of net income are discussed herein.

Interest Income

   Total interest income decreased $3.7 million ($3.7 million on a taxable equivalent basis) or 12.6% to $25.7 million for the six months ended June 30, 2002. This was primarily the result of a decrease of $21.7 million in average interest-earning assets and a decrease of 71 basis points in the average yield on interest-earning assets. Taxable equivalent interest on securities decreased $4.0 million or 30.5%, due to the average balances decreasing $73.0 million or 18.3%, and a decrease in the average yield of 99 basis points. The dividends on FHLB stock decreased $276,000 or 55.6% to $220,000 in 2002 due to a decrease of $3.4 million in the average balance resulting from the redemption of FHLB stock and a decrease in the average yield of 284 basis points. The Bank is required to own FHLB stock based partly on the levels of its FHLB borrowings. Interest on loans increased $988,000 or 6.2% to $16.8 million due to the increase in average balances of $53.2 million or 12.8%, partially offset by a decrease in the average yield on loans of 45 basis points.

Interest Expense

   Total interest expense decreased $2.9 million or 16.4% due to a decrease in average interest-bearing liabilities of $28.7 million or 3.8% to $726.7 million and a decrease in the average cost of 61 basis points.The interest expense on interest-bearing deposits decreased $1.7 million or 15.9% to $8.9 million for 2002 due to the average cost decreasing 74 basis points partially offset by an increase in the average balance of $7.0 million. The interest expense on borrowed funds decreased $1.2 million or 17.2% due to a decrease in the average balance of $36.2 million or 13.9% and a decrease in the average cost of 21 basis points. This reduction was due to the pay-off of maturing FHLB advances.

Provision for Loan Losses

   The provision for loan losses for the six months ended June 30, 2002 was $555,000 compared to $420,000 for the six months ended June 30, 2001. The current year provision was influenced by strong loan production with strategic growth in commercial real estate, business and construction/development loans and current economic conditions. The allowance for loan losses to loans and nonperforming assets was 0.76% and 207%, respectively, as of June 30, 2002 as compared to 0.70% and 192%, respectively, as of December 31, 2001 and 0.59% and 138%, respectively, as of June 30, 2001. Nonperforming loans, primarily comprised of residential mortgages and consumer home equity loans, were $1.6 million as of June 30, 2002, $1.5 million as of December 31, 2001 and $1.8 million as of June 30, 2001. The Company monitors all nonperforming loans which could impact the provision for loan losses. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans which are deemed probable based on information currently known to management. While management believes the Company's allowance for loan losses is sufficient to cover losses in its loan portfolio at this time, no assurance can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Noninterest Income

   Total noninterest income increased $437,000 or 22.9% to $2.3 million for the six months ended June 30, 2002 due primarily to a $905,000 gain on sale of the Company's North Huntingdon community branch office. This increase was partially offset by a decrease in net gains and losses on sales of available for sale securities of $148,000 (change from a net gain of $139,000 to a net loss of $9,000), a $141,000 writedown of WorldCom, Inc. securities, a decrease of $99,000 in trading securities, and a decrease of $52,000 in service fees.

Noninterest Expense

   Total noninterest expense decreased $392,000 or 4.2% to $8.9 million for the six months ended June 30, 2002. This was due primarily to a decrease in compensation and employee benefit costs of $396,000, other noninterest expenses of $210,000, marketing expenses of $52,000 and occupancy expenses of $37,000. This decrease was partially offset by a loss on closure of the Company's North Versailles Wal-Mart based satellite branch office of $291,000 and an increase in furniture and equipment expenses of $112,000.

Provision for Income Taxes

   The provision for income taxes decreased $100,000 or 11.2% to $795,000 for the six months ended June 30, 2002. The effective tax rate for the six months ended June 30, 2002 was 20.9% as compared to 22.9% for the six months ended June 30, 2001.

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

   Liquidity can be analyzed by utilizing the Consolidated Statements of Cash Flows. Net cash provided by operating activities was $8.3 million. Net cash provided by investing activities was $24.6 million. Net cash used in financing activities was $17.0 million. Overall, cash and cash equivalents increased $15.9 million for the six months ended June 30, 2002.

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

   At June 30, 2002, the Bank had exceeded the OTS requirements for tier I core (leverage), tier I and total risk-based, and tangible capital. The OTS requires the Bank to maintain a minimum 4.00% tier I core (leverage) capital ratio (expressed as a percentage of adjusted total assets), a minimum tier I risk-based capital ratio of 4.00% and total risk-based capital ratio of 8.00% (both expressed as a percentage of risk-weighted assets, which includes off-balance sheet items), and a minimum tangible capital ratio of 1.50% of tangible assets. The well-capitalized requirement for tier I core (leverage), tier I risk-based, and total risk-based ratios is 5.00%, 6.00%, and 10.00%, respectively. The Bank has consistently maintained all regulatory capital ratios at or above the well capitalized standards with tier I core (leverage) at 8.97%, tier I risk-based at 17.36%, total risk-based at 18.49%, and tangible at 8.97% as of June 30, 2002.

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

   SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the financial position, results of operations, or liquidity of the Company.

   In October 2001, the FASB issued SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" however, it retains many of the fundamental provisions of SFAS No. 121.

   SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30,"Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

   SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of SFAS No. 144 generally are to be applied prospectively. The adoption of SFAS No. 144 had no impact on the financial position, results of operations, or liquidity of the Company.

   In June 2002, the FASB issued SFAS No. 146,"Accounting for Costs Associated with Exit or Disposal Activities. "This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged.The adoption of SFAS No. 146 is not expected to have a material effect on the financial position, results of operations, or liquidity of the Company.

Forward-Looking Statements

   This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe,""expect,""intend,""anticipate,""estimate,""project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

PART II. OTHER INFORMATION

GA Financial, Inc.


ITEM 1. LEGAL PROCEEDINGS

   The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition, results of operations, and cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of Shareholders of GA Financial Inc. was held on April 24, 2002. Of 5,472,990 shares eligible to vote, 5,072,281 were voted by proxy.

   The shareholders elected the two nominees for directors, as described in the proxy statement for the annual meeting. The results for re-election of Thomas E. Bugel as director were 4,821,591 shares or 95.1% in favor and 250,690 shares or 4.9% withheld. The results for re-election of David R.Wasik as director were 4,783,430 shares or 94.3% in favor and 288,851 shares or 5.7% withheld. The other continuing directors of GA Financial, Inc. are John M. Kish, Darrell J. Hess, Thomas M. Stanton, and Robert J. Ventura. Joseph E. Bugel is currently director emeritus.

   Also, shareholders ratified KPMG LLP as the independent auditors for the Company for the fiscal year ending December 31, 2002. The results were 4,873,801 shares or 96.1% in favor, 186,666 shares or 3.7% against, and 11,814 shares or 0.2% shares withheld.

ITEM 5. OTHER INFORMATION

   None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     3.1 Certificate of Incorporation of GA Financial, Inc./1/
     3.2 Amended Bylaws of GA Financial, Inc./2/
     4.0 Stock Certificates of GA Financial, Inc./1/
    11.0 Computation of Earnings per Share. This is incorporated by reference to note number 6 of the Notes to the Consolidated Financial Statements.
    99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K:

None

/1/ Incorporated by reference into this document from the Exhibits to Form S-1. Registration Statement, filed on December 21, 1995, as amended, Registration No. 33-80715.

/2/ Incorporated by reference into this document from the Company's Form 10-Q filed on November 15, 1999.

SIGNATURES

GA Financial, Inc.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date     August 14, 2002
     ----------------------------------------------


         GA Financial, Inc.
     ----------------------------------------------
         (Registrant)



By       /s/ John M. Kish
     ----------------------------------------------
         John M. Kish
         Chairman of the Board and Chief Executive Officer
         (Principal Executive Officer)

By       /s/ James V. Dionise
     ----------------------------------------------
         James V. Dionise
         Chief Financial Officer and Secretary
         (Principal Financial and Accounting Officer)