Form 10-Q
period 2002-09-30
GA FINANCIAL INC/PA
filed 2002-11-14
CIK 1005313

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 or

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

                              -------------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
Yes [ ]     No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   5,234,783 shares of common stock, par value $0.01 per share, were outstanding as of October 31, 2002.

                               GA FINANCIAL, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2002



                                    CONTENTS

                                                                                                                         PAGE
                                                                                                                         ----
PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION..............................................................   1

            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME..................................................   2

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY..............................................................   3

            CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................................................   4

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS..............................................................   5

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................   9

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................................  15

ITEM 4.     CONTROLS AND PROCEDURES.....................................................................................  15



PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS...........................................................................................  16

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS...................................................................  16

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.............................................................................  16

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................................  16

ITEM 5.     OTHER INFORMATION...........................................................................................  16

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K............................................................................  16



SIGNATURES  ............................................................................................................  17



CERTIFICATIONS    ......................................................................................................  18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
GA FINANCIAL, INC.

                                                                                              (UNAUDITED)
                                                                                             SEPTEMBER 30,         DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                 2002                  2001
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash (including interest-bearing deposits of $34,213 and $24,950).................          $ 37,697                $ 29,859
   Held for trading securities, at fair value........................................               119                     159
   Available for sale securities, at fair value......................................           297,511                 335,383
   Held to maturity securities, at cost..............................................             2,941                   2,914
---------------------------------------------------------------------------------------------------------------------------------
     Total securities................................................................           300,571                 338,456
   Education loans held for sale.....................................................            14,208                  14,732
   Loans (net of deferred fees of $294 and $330).....................................           473,300                 442,276
---------------------------------------------------------------------------------------------------------------------------------
     Total loans.....................................................................           487,508                 457,008
   Allowance for loan losses.........................................................            (3,819)                 (3,210)
---------------------------------------------------------------------------------------------------------------------------------
     Net loans.......................................................................           483,689                 453,798
   Accrued interest receivable on securities.........................................             2,575                   2,192
   Accrued interest receivable on loans..............................................             3,146                   3,429
   Federal Home Loan Bank stock......................................................            11,079                  12,429
   Premises and equipment, net.......................................................             6,473                   7,069
   Foreclosed assets.................................................................                32                     154
   Securities sold, not settled......................................................                --                   3,472
   Prepaid expenses and other assets.................................................            13,421                  12,978
---------------------------------------------------------------------------------------------------------------------------------
     Total assets....................................................................          $858,683                $863,836
=================================================================================================================================

LIABILITIES
   Noninterest-bearing deposits......................................................          $ 31,696                $ 31,671
   Interest-bearing deposits.........................................................           490,008                 498,020
---------------------------------------------------------------------------------------------------------------------------------
     Total deposits..................................................................           521,704                 529,691
   Borrowed funds....................................................................           221,575                 229,575
   Advances from customers for taxes, insurance, and other...........................             1,630                   1,886
   Accrued interest payable..........................................................             5,919                   2,129
   Other liabilities.................................................................             7,335                   3,615
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities...............................................................           758,163                 766,896
---------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
   Preferred stock ($0.01 par value); 1,000,000 shares authorized; 0 shares issued...                --                      --
   Common stock ($0.01 par value); 23,000,000 shares authorized; 8,900,000 shares
     issued..........................................................................                89                      89
   Additional paid-in capital........................................................            86,811                  87,056
   Retained earnings, substantially restricted.......................................            69,343                  67,215
   Accumulated other comprehensive income, net of taxes..............................             6,898                   2,044
   Unearned employee stock ownership plan (ESOP) shares..............................            (3,081)                 (3,081)
   Unearned stock-based compensation plan (SCP) shares...............................              (346)                   (406)
   Treasury stock, at cost (3,665,217 shares and 3,489,677 shares)...................           (59,194)                (55,977)
---------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity......................................................           100,520                  96,940
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity......................................          $858,683                $863,836
=================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
GA FINANCIAL, INC.


                                                                             (UNAUDITED)                       (UNAUDITED)
                                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                     SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                        2002            2001               2002          2001
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans............................................................ $ 8,636         $ 8,378             $25,477      $24,231
   Securities:
     Taxable interest...............................................   3,116           4,083               9,499       13,902
     Nontaxable interest............................................     659             699               2,020        2,122
     Dividends......................................................     212             643               1,041        2,238
   Interest-bearing deposits........................................     116             264                 354          909
-----------------------------------------------------------------------------------------------------------------------------
     Total interest income..........................................  12,739          14,067              38,391       43,402
-----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
   Interest-bearing deposits........................................   4,252           5,192              13,192       15,823
   Borrowed funds...................................................   2,705           3,163               8,460       10,113
   Escrow...........................................................       8               8                  24           23
-----------------------------------------------------------------------------------------------------------------------------
     Total interest expense.........................................   6,965           8,363              21,676       25,959
-----------------------------------------------------------------------------------------------------------------------------
     Net interest income............................................   5,774           5,704              16,715       17,443
   Provision for loan losses........................................     135             315                 690          735
-----------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses............   5,639           5,389              16,025       16,708
-----------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
   Service fees.....................................................     704             620               1,969        1,938
   Net gain on sales of available for sale securities...............     202              21                 193          160
   Writedown of securities..........................................      --            (730)               (141)        (730)
   Net (loss) gain on held for trading securities...................     (28)            (46)                (40)          41
   Gain on sales of education loans held for sale...................      47              84                  85          127
   Gain on sale of branch...........................................      --              --                 905           --
   Earnings on bank owned life insurance............................     147             157                 429          345
   Other............................................................       7               7                  27          143
-----------------------------------------------------------------------------------------------------------------------------
     Total noninterest income.......................................   1,079             113               3,427        2,024
-----------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
   Compensation and employee benefits...............................   2,297           2,371               6,937        7,385
   Occupancy........................................................     366             474               1,302        1,396
   Furniture and equipment..........................................     372             350               1,100          966
   Marketing........................................................     179             221                 398          492
   Deposit insurance premiums.......................................      23              25                  70           74
   Loss on closure of branch........................................      --              --                 208           98
   Other............................................................   1,040           1,189               3,195        3,544
-----------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense......................................   4,277           4,630              13,210       13,955
-----------------------------------------------------------------------------------------------------------------------------
     Income before provision for income taxes.......................   2,441             872               6,242        4,777
   Provision for income taxes.......................................     617              --               1,412          895
-----------------------------------------------------------------------------------------------------------------------------
     Net income..................................................... $ 1,824         $   872             $ 4,830      $ 3,882
=============================================================================================================================


OTHER COMPREHENSIVE INCOME
   Unrealized holding gains on available for sale securities,
     net of taxes................................................... $ 2,315         $ 4,245             $ 4,891      $ 6,026
   Reclassification adjustment for net (gains) losses included
     in net income..................................................    (143)            567                 (37)       1,278
-----------------------------------------------------------------------------------------------------------------------------
     Other comprehensive income.....................................   2,172           4,812               4,854        7,304
-----------------------------------------------------------------------------------------------------------------------------
     Comprehensive income........................................... $ 3,996         $ 5,684             $ 9,684      $11,186
=============================================================================================================================

EARNINGS PER SHARE
Basic............................................................... $  0.37         $  0.17             $  0.96      $  0.76
Diluted............................................................. $  0.36         $  0.17             $  0.94      $  0.75
AVERAGE SHARES OUTSTANDING
Basic...............................................................4,974,992      5,124,585           5,018,741    5,096,880
Diluted.............................................................5,106,847      5,232,504           5,134,512    5,181,646
=============================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
GA FINANCIAL, INC.

                                                                              ACCUMULATED
                                                                                 OTHER                                   TOTAL
                                                          ADDITIONAL            COMPRE-   UNEARNED  UNEARNED             SHARE-
                                                  COMMON     PAID-   RETAINED   HENSIVE     ESOP       SCP    TREASURY  HOLDERS'
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)   STOCK  IN CAPITAL EARNINGS   INCOME     SHARES    SHARES     STOCK    EQUITY
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001.....................   $89   $87,056    $67,215   $2,044    $(3,081)    $(406)  $(55,977) $ 96,940
   Net income ...................................    --        --      4,830       --         --        --         --     4,830
   Other comprehensive income, net of tax(1).....    --        --         --    4,854         --        --         --     4,854
   Cash dividends paid ($0.54 per share).........    --        --     (2,702)      --         --        --         --    (2,702)
   Treasury stock purchased......................    --        --         --       --         --        --     (3,246)   (3,246)
   SCP, net of tax:
     Stock options exercised.....................    --      (251)        --       --         --        --         --      (251)
     Stock awards granted........................    --         6         --       --         --      (127)       122         1
     Stock awards forfeited......................    --        --         --       --         --        93        (93)       --
     Stock awards expensed.......................    --        --         --       --         --        94         --        94
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002....................   $89   $86,811    $69,343   $6,898    $(3,081)    $(346)  $(59,194) $100,520
=================================================================================================================================


(1) Other comprehensive income for the nine months ended September 30, 2002 is net of tax provision of $2,843.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
GA FINANCIAL, INC.

                                                                                                           (UNAUDITED)
                                                                                                        NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                                              2002                 2001
---------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income...................................................................................    $   4,830            $   3,882
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses.................................................................          690                  735
   Depreciation..............................................................................          720                  735
   Net loss on disposal of premises and equipment............................................          189                   --
   Net (discount accretion) premium amortization on securities...............................          (86)                 120
   Amortization of net deferred loan fees....................................................           36                   44
   Amortization of intangibles...............................................................          139                  139
   Net loss (gain) on held for trading securities............................................           40                  (41)
   Proceeds from sales of held for trading securities........................................           --                  799
   Purchases of held for trading securities..................................................           --                 (434)
   Net gain on sales of available for sale securities........................................         (193)                (160)
   Writedown of securities...................................................................          141                  730
   Gain on sales of education loans held for sale............................................          (85)                (127)
   Net (gain) loss on sales of foreclosed assets.............................................          (70)                  55
   Expense recognition of ESOP shares........................................................          700                  628
   Expense recognition of SCP shares.........................................................           94                  357
   (Increase) decrease in accrued interest receivable........................................         (100)                 307
   Increase in bank owned life insurance.....................................................         (429)                (345)
   Increase in prepaid expenses and other assets.............................................         (153)              (1,448)
   Net increase in other liabilities.........................................................          177                1,152
   Increase in accrued interest payable......................................................        3,790                4,930
---------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities...............................................       10,430               12,058
---------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Proceeds from sales of available for sale securities......................................       82,145               58,701
   Repayments and maturities of available for sale securities................................      180,637               48,041
   Purchases of available for sale securities................................................     (213,630)             (29,413)
   Maturities of held to maturity securities.................................................           --               31,250
   Purchases of held to maturity securities..................................................           --              (21,145)
   Proceeds from sales of education loans held for sale......................................        6,446                9,726
   Funding of education loans held for sale..................................................       (5,837)              (6,357)
   Purchases of loans........................................................................      (38,152)             (31,723)
   Net decrease (increase) in loans..........................................................        6,707              (17,963)
   Proceeds from sale of premises and equipment..............................................            8                   --
   Purchases of premises and equipment.......................................................         (321)                (500)
   Proceeds from sales of foreclosed assets..................................................          496                  113
   Redemption of FHLB stock..................................................................        1,350                3,029
---------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by investing activities...............................................       19,849               43,759
---------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Net increase (decrease) in noninterest and interest-bearing deposits......................       19,913              (10,220)
   Net (decrease) increase in certificates of deposit........................................      (27,900)              14,902
   Payments from borrowed funds..............................................................     (158,000)            (163,598)
   Proceeds on borrowed funds................................................................      150,000              128,575
   Cash dividends paid.......................................................................       (2,702)              (2,734)
   Net decrease in advances from customers for taxes, insurance, and other...................         (256)                (729)
   Purchases of treasury stock...............................................................       (3,246)              (2,681)
   (Decrease) increase in other stock transactions...........................................         (250)                 847
---------------------------------------------------------------------------------------------------------------------------------
     Net cash used in financing activities...................................................      (22,441)             (35,638)
---------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents....................................................        7,838               20,179
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period.............................................       29,859               22,730
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period...................................................    $  37,697            $  42,909
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


NOTE 2.  SUBSIDIARY/SEGMENT REPORTING


   The consolidated operating results of GA Financial, Inc. are presented as a single financial services segment. GA Financial, Inc. is the parent company of Great American Federal, a community bank and the Company's principal subsidiary, New Eagle Capital, Inc., an investment company, and the Bank's wholly owned subsidiaries, GA Financial Strategies, LLC, established in 2001 to provide wealth management services, and Great American Financial Services, Inc., currently inactive. GA Financial, Inc. and New Eagle Capital, Inc. are incorporated in the state of Delaware. Great American Federal, is a federally chartered savings and loan institution while its wholly owned subsidiaries, GA Financial Strategies, LLC, and Great American Financial Services are incorporated in the state of Pennsylvania.
   The following table sets forth selected financial data for the Company's subsidiaries, parent company, and consolidated results:


(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------------------
                                                         Great
                                                       American       New Eagle   GA Financial Inc.     Net
SEPTEMBER 30, 2002                                      Federal     Capital, Inc. (Parent Company) Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Assets.............................................   $841,438        $42,910        $123,454       $(149,119)      $858,683
Liabilities........................................    757,989          1,587          22,934         (24,347)       758,163
Shareholders' equity...............................     83,449         41,323         100,520        (124,772)       100,520
-------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2001
-------------------------------------------------------------------------------------------------------------------------------
Assets.............................................   $851,250        $33,601        $118,823       $(139,838)      $863,836
Liabilities........................................    766,801          1,097          21,883         (22,885)       766,896
Shareholders' equity...............................     84,449         32,504          96,940        (116,953)        96,940
-------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2002
-------------------------------------------------------------------------------------------------------------------------------

Interest income....................................   $ 12,588        $   447        $     83       $    (379)      $ 12,739
Interest expense...................................      7,048             --             296            (379)         6,965
Provision for loan losses..........................        135             --              --              --            135
Noninterest income.................................      1,305           (235)              9              --          1,079
Noninterest expense................................      4,184             15              78              --          4,277
Provision (benefit) for income taxes...............        646             63             (92)             --            617
Net income (loss)..................................      1,880            134            (190)             --          1,824
===============================================================================================================================

NINE MONTHS ENDED SEPTEMBER 30, 2002
-------------------------------------------------------------------------------------------------------------------------------

Interest income....................................   $ 37,938        $ 1,287        $    248       $  (1,082)      $ 38,391
Interest expense...................................     21,924             --             834          (1,082)        21,676
Provision for loan losses..........................        690             --              --              --            690
Noninterest income.................................      3,705           (303)             25              --          3,427
Noninterest expense................................     12,771             49             390              --         13,210
Provision (benefit) for income taxes...............      1,416            313            (317)             --          1,412
Net income (loss)..................................      4,842            622            (634)             --          4,830
===============================================================================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GA FINANCIAL, INC.


(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------------------
                                                         Great
                                                       American       New Eagle   GA Financial Inc.     Net
SEPTEMBER 30, 2001                                      Federal     Capital, Inc. (Parent Company) Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Assets.............................................   $860,905        $30,922        $113,420       $(130,696)      $874,551
Liabilities........................................    774,789            (58)         18,493         (18,296)       774,928
Shareholders' equity...............................     86,116         30,980          94,927        (112,400)        99,623
-------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2001
-------------------------------------------------------------------------------------------------------------------------------

Interest income....................................   $ 13,920        $   452        $    101       $    (406)      $ 14,067
Interest expense...................................      8,456             --             313            (406)         8,363
Provision for loan losses..........................        315             --              --              --            315
Noninterest income.................................        144            (40)              9              --            113
Noninterest expense................................      4,472             18             140              --          4,630
Provision (benefit) for income taxes...............         30            135            (165)             --             --
Net income (loss)..................................        791            259            (178)             --            872
===============================================================================================================================

NINE MONTHS ENDED SEPTEMBER 30, 2001
-------------------------------------------------------------------------------------------------------------------------------

Interest income....................................   $ 42,812        $ 1,578        $    301       $  (1,289)      $ 43,402
Interest expense...................................     26,241             --           1,007          (1,289)        25,959
Provision for loan losses..........................        735             --              --              --            735
Noninterest income.................................      2,025            (25)             24              --          2,024
Noninterest expense................................     13,409             35             511              --         13,955
Provision (benefit) for income taxes...............        785            515            (405)             --            895
Net income (loss)..................................      3,667          1,003            (788)             --          3,882
===============================================================================================================================

NOTE 3.  SECURITIES


   The amortized cost and estimated fair value of available for sale and held to maturity securities are as follows:

SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                                         2002
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        Gross           Gross
                                                                      Amortized      Unrealized      Unrealized
                                                                        Cost            Gain            Loss          Fair Value
--------------------------------------------------------------------------------------------------------------------------------
Available for Sale Securities:
   U.S. government and agency debt..................................  $ 63,066       $  1,537        $     --          $ 64,603
   Mortgage-backed securities.......................................   135,784          4,371             (84)          140,071
   Collateralized mortgage obligations..............................    15,711            964              --            16,675
   Municipal obligations............................................    56,056          1,425              --            57,481
   Corporate debt obligations.......................................     6,094            469              --             6,563
   Marketable equity securities.....................................     9,849          2,587            (318)           12,118
--------------------------------------------------------------------------------------------------------------------------------
     Total available for sale securities............................  $286,560       $ 11,353        $   (402)         $297,511
================================================================================================================================

Held to Maturity Securities:
   Corporate debt obligations.......................................  $  2,941       $    226        $     --          $  3,167
================================================================================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GA FINANCIAL, INC.


DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                                          2001
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Gross           Gross
                                                                      Amortized      Unrealized      Unrealized
                                                                        Cost            Gain            Loss          Fair Value
----------------------------------------------------------------------------------------------------------------------------------
Available for Sale Securities:
   U.S. government and agency debt..................................  $  5,017         $   61        $   (15)         $  5,063
   Mortgage-backed securities.......................................   139,637          1,090            (86)          140,641
   Collateralized mortgage obligations..............................    48,803            962            (41)           49,724
   Municipal obligations............................................    58,807            196         (1,288)           57,715
   Corporate debt obligations.......................................    51,058            314            (46)           51,326
   Marketable equity securities.....................................    28,809          2,775           (670)           30,914
----------------------------------------------------------------------------------------------------------------------------------
     Total available for sale securities............................  $332,131         $5,398        $(2,146)         $335,383
==================================================================================================================================
Held to Maturity Securities:
   Corporate debt obligations.......................................  $  2,914         $  224        $    --          $  3,138
==================================================================================================================================

NOTE 4.  LOANS

   Loans consist of the following:

                                                SEPTEMBER 30,    DECEMBER 31,
(DOLLARS IN THOUSANDS)                              2002             2001
-----------------------------------------------------------------------------

Mortgage Loans:
   Residential ................................  $ 239,440        $ 259,154
   Multi-family ...............................     10,843            9,782
   Commercial real estate .....................     92,692           63,769
   Commercial and residential construction
     and development, net(1)...................     30,493           25,500
-----------------------------------------------------------------------------
     Total mortgage loans .....................    373,468          358,205
Consumer Loans:
   Home equity ................................     68,565           62,249
   Unsecured personal .........................      2,896            2,775
   Loans on deposit accounts ..................      1,023            1,322
   Automobile .................................        235              174
-----------------------------------------------------------------------------
     Total consumer loans .....................     72,719           66,520
Commercial Business Loans:
   Secured business ...........................     21,642           14,852
   Unsecured business .........................      5,765            3,029
-----------------------------------------------------------------------------
     Total commercial business loans ..........     27,407           17,881
Education loans held for sale .................     14,208           14,732
Deferred fees .................................       (294)            (330)
-----------------------------------------------------------------------------
     Total loans ..............................    487,508          457,008
Less:
   Allowance for loan losses ..................     (3,819)          (3,210)
-----------------------------------------------------------------------------
     Net loans ................................  $ 483,689        $ 453,798
=============================================================================

(1) Amounts for September 30, 2002 and December 31, 2001 are net of loans in process of $25.4 million and $19.0 million, respectively.

   The Company purchased approximately $38.2 million and $31.7 million, for the nine months ended September 30, 2002 and 2001, respectively, of residential loans collateralized by single-family properties located inside and outside its primary market area.
   At September 30, 2002 and December 31, 2001, the Company had approximately $1.5 million in loans which were 90 days or more past due that were not accruing interest. These nonperforming loans were comprised primarily of residential mortgages and consumer home equity loans. In addition, the Company had $32,000 and $154,000 of foreclosed assets as of September 30, 2002 and December 31, 2001, respectively.

   The following table sets forth the changes in the allowance for loan losses for the nine months ended September 30, 2002:

(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------
Allowance for Loan Losses:
   Balance at December 31, 2001..................     $3,210
     Charge-offs.................................       (109)
     Recoveries..................................         28
-----------------------------------------------------------------------------
       Net charge-offs...........................        (81)
     Provision for loan losses...................        690
-----------------------------------------------------------------------------
   Balance at September 30, 2002.................     $3,819
=============================================================================

   The following table presents information regarding the Company's nonperforming assets as of the dates indicated:

                                       SEPTEMBER 30,  DECEMBER 31,
(DOLLARS IN THOUSANDS)                     2002          2001
-----------------------------------------------------------------------------

Nonperforming Assets:
   Nonperforming loans.................   $1,527        $1,518
   Foreclosed assets...................       32           154
-----------------------------------------------------------------------------
     Total nonperforming assets........   $1,559        $1,672
=============================================================================

Nonperforming loans to loans...........     0.31%         0.33%
Nonperforming assets to assets.........     0.18%         0.19%
Allowance for loan losses to loans.....     0.78%         0.70%
Allowance for loan losses to
   nonperforming assets................   244.96%       191.99%
=============================================================================

NOTE 5.    SUPPLEMENTARY CASH FLOW INFORMATION

   Cash paid for the nine months ended September 30, for interest and income taxes, was approximately $17.9 million and $1.3 million, respectively in 2002, and $21.0 million and $1.4 million, respectively in 2001.
   Noncash investing activity consisted of $304,000 and $409,000 of loans transferred to foreclosed assets during the nine months ended September 30, 2002 and 2001, respectively.

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

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,  SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      2002           2001              2002             2001
--------------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
   Net income..................................................... $    1,824      $      872        $    4,830      $    3,882
   Basic average shares outstanding...............................  4,974,992       5,124,585         5,018,741       5,096,880
--------------------------------------------------------------------------------------------------------------------------------
     Basic earnings per share .................................... $     0.37      $     0.17        $     0.96      $     0.76
================================================================================================================================



Diluted Earnings Per Share:
   Net income..................................................... $    1,824      $      872        $    4,830      $    3,882
   Basic average shares outstanding...............................  4,974,992       5,124,585         5,018,741       5,096,880
   Effect of dilutive securities:
     Shares issuable upon exercise of outstanding stock options and
       stock awards...............................................    131,855         107,919           115,771          84,766
--------------------------------------------------------------------------------------------------------------------------------
   Diluted average shares outstanding.............................  5,106,847       5,232,504         5,134,512       5,181,646
--------------------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share................................... $     0.36      $     0.17        $     0.94      $     0.75
================================================================================================================================


NOTE 7. SUBSEQUENT EVENTS

   On October 30, 2002, the Board of Directors declared a cash dividend of $0.18 per share to shareholders of record on November 12, 2002, payable on November 22, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

GA FINANCIAL, INC.

THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, NOTES, AND TABLES INCLUDED IN THIS REPORT.


OVERVIEW

   GA Financial, Inc. (the "Company") was incorporated on December 14, 1995, and is the holding company for Great American Federal (the "Bank"), a community bank and the Company's principal subsidiary, New Eagle Capital, Inc., an investment company, and the Bank's wholly owned subsidiaries, GA Financial Strategies, LLC, established in 2001 to provide wealth management services, and Great American Financial Services, Inc., currently inactive.
   On March 25, 1996, the Bank completed its conversion from a federally chartered mutual savings and loan association to a stock form of ownership and, simultaneously, the Company issued 8,900,000 shares of common stock, utilizing a portion of the net proceeds to acquire all of the outstanding stock of the Bank.
   The Company currently transacts banking activities through Great American Federal. The Bank, serving customers for over 85 years, operates its administrative office in Whitehall, Pennsylvania and twelve community branch offices in Allegheny County located in southwestern Pennsylvania. Through these office locations, the Bank offers a broad array of consumer and commercial loan, deposit, and wealth management products and services. In addition to conducting community banking activities, the Bank invests in various marketable securities. New Eagle Capital, Inc., the Company's other subsidiary, operating as an investment company in Wilmington, Delaware, also invests in various marketable securities as well as marketable equity securities.
   The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowed funds. The Company also generates noninterest income, such as service fees, gains on the sale of education loans and securities, trading account profits, wealth management fees, and other noninterest income. The Company's operating expenses consist primarily of compensation and employee benefits, occupancy, furniture and equipment, marketing, deposit insurance premiums, and other noninterest expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory agencies.
   Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company's single most critical accounting policy relates to the Company's allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company's borrowers to make required loan payments. If the financial condition of the Company's borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company's estimates would be updated, and additional provisions for loan losses may be required.
   Further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on "Allowance for Loan Losses" on page 10 of the Company's Form 10-K and page 26 of the Company's 2001 Annual Report to Shareholders.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

ASSETS
   The Company's total assets were $858.7 million at September 30, 2002, a decrease of $5.2 million or 0.6% compared to total assets of $863.8 million at December 31, 2001.
   Cash increased $7.8 million or 26.3% to $37.7 million at September 30, 2002 due to repayments of loans and securities, and sales, calls, and maturities of securities.
   Available for sale securities decreased $37.9 million or 11.3% to $297.5 million at September 30, 2002 due to repayments, sales, calls, and maturities. The Company had no securities sold, not settled at September 30, 2002. The Company had $3.5 million of securities sold, not settled at December 31, 2001, which settled in January 2002.
   Total loans increased $30.5 million or 6.7% to $487.5 million at September 30, 2002 primarily due to increases in commercial real estate, commercial business, and home equity loans. This increase was partially offset by a decline in residential mortgage loans of which $7.8 million was related to the Company's sale of its North Huntingdon community branch office and the remaining amount from loan repayments.


LIABILITIES
   Total liabilities were $758.2 million at September 30, 2002, a decrease of $8.7 million or 1.1% compared to total liabilities of $766.9 at December 31, 2001.
   Total deposits decreased $8.0 million or 1.5% to $521.7 million due primarily to a decline of $11.5 million in deposits related to the Company's sale of its North Huntingdon community branch office.
   Borrowed funds decreased $8.0 million or 3.5% to $221.6 million due to the pay-off of maturing Federal Home Loan Bank ("FHLB") advances. Alternative sources of funding were provided by repayments of loans and securities, and sales, calls, and maturities of securities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

GA FINANCIAL, INC.

   Accrued interest payable increased $3.8 million or 178.0% to $5.9 million at September 30, 2002. This was due to the timing of accrued interest payable on deposit accounts and borrowed funds.
   Other liabilities increased $3.7 million or 102.9% to $7.3 million at September 30, 2002 due primarily to an increase in deferred taxes on available for sale securities.


SHAREHOLDERS' EQUITY
   Shareholders' equity increased $3.6 million or 3.7% to $100.5 million at September 30, 2002. This was due to net income and an increase in accumulated comprehensive income partially offset by purchases of treasury stock and cash dividends paid.


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

                                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,                   SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                           2002                            2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         Average                         Average
                                                                      Average             Yield/     Average              Yield/
                                                                      Balance   Interest   Cost      Balance   Interest    Cost
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Interest-Earning Assets:
     Deposits....................................................... $ 32,913   $    116    1.41%   $ 32,131   $    264   3.29%
     Securities(1,2)................................................  301,172      4,283    5.69     358,392      5,624   6.28
     Loans, net(3)..................................................  484,365      8,636    7.13     442,267      8,378   7.58
     FHLB stock.....................................................   11,079         91    3.29      12,429        211   6.79
---------------------------------------------------------------------------------------------------------------------------------
       Total interest-earning assets................................  829,529     13,126    6.33     845,219     14,477   6.85
     Noninterest-earning assets.....................................   28,443                         27,515
---------------------------------------------------------------------------------------------------------------------------------
       Total assets................................................. $857,972                       $872,734
=================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Interest-Bearing Liabilities:
     Checking accounts.............................................. $ 39,503   $     52    0.53%   $ 39,343   $    101   1.03%
     Money market deposit accounts..................................   65,986        388    2.35      66,405        561   3.38
     Savings accounts...............................................  144,519        864    2.39     124,112        746   2.40
     Certificates of deposit........................................  242,353      2,948    4.87     266,222      3,784   5.69
---------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits..............................  492,361      4,252    3.45     496,082      5,192   4.19
     Borrowed funds.................................................  221,575      2,705    4.88     239,118      3,163   5.29
     Escrow.........................................................    1,885          8    1.70       1,376          8   2.33
---------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities...........................  715,821      6,965    3.89     736,576      8,363   4.54
     Noninterest-bearing liabilities................................   39,857                         35,753
     Shareholders' equity...........................................  102,294                        100,405
---------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and
          shareholders' equity...................................... $857,972                       $872,734
=================================================================================================================================

Net interest income.................................................            $  6,161                       $  6,114
Interest rate spread(4).............................................                        2.44%                         2.31%
Net interest margin(5)..............................................                        2.97%                         2.89%
=================================================================================================================================

(1) Includes unamortized discounts and premiums.
(2) Includes municipal obligations; yield and interest are stated on a taxable equivalent basis.
(3) Amount is net of deferred fees, undisbursed funds, discounts and premiums, estimated allowances for loan losses, and includes education loans held for sale and nonperforming loans.
(4) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities on a taxable equivalent basis.
(5) Net interest margin represents net interest income on a taxable equivalent basis divided by average interest-earning assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

GA FINANCIAL, INC.

                                                                                        NINE MONTHS ENDED

                                                                             SEPTEMBER 30,                 SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                           2002                          2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                                         Average                         Average
                                                                      Average             Yield/     Average              Yield/
                                                                      Balance   Interest   Cost      Balance   Interest    Cost
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Interest-Earning Assets:
     Deposits....................................................... $ 31,345   $    354    1.51%   $ 30,068   $    909   4.03%
     Securities(1,2)................................................  316,987     13,436    5.65     384,647     18,802   6.52
     Loans, net(3)..................................................  473,403     25,477    7.18     423,974     24,231   7.62
     FHLB stock.....................................................   11,310        311    3.67      14,015        707   6.73
--------------------------------------------------------------------------------------------------------------------------------
       Total interest-earning assets................................  833,045     39,578    6.33     852,704     44,649   6.98
     Noninterest-earning assets.....................................   28,868                         27,626
--------------------------------------------------------------------------------------------------------------------------------
       Total assets................................................. $861,913                       $880,330
================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Interest-Bearing Liabilities:
     Checking accounts.............................................. $ 40,396   $    177    0.58%   $ 39,303   $    334   1.13%
     Money market deposit accounts..................................   66,381      1,154    2.32      68,282      2,034   3.97
     Savings accounts...............................................  139,618      2,477    2.37     124,411      2,218   2.38
     Certificates of deposit........................................  251,496      9,384    4.98     262,525     11,237   5.71
--------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits..............................  497,891     13,192    3.53     494,521     15,823   4.27
     Borrowed funds.................................................  223,011      8,460    5.06     252,923     10,113   5.33
     Escrow.........................................................    2,129         24    1.50       1,615         23   1.90
--------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities...........................  723,031     21,676    4.00     749,059     25,959   4.62
     Noninterest-bearing liabilities................................   39,512                         35,019
     Shareholders' equity...........................................   99,370                         96,252
--------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and
          shareholders' equity...................................... $861,913                       $880,330
================================================================================================================================

Net interest income.................................................            $ 17,902                       $ 18,690
Interest rate spread(4).............................................                        2.33%                         2.36%
Net interest margin(5)..............................................                        2.87%                         2.92%
================================================================================================================================


(1) Includes unamortized discounts and premiums.
(2) Includes municipal obligations; yield and interest are stated on a taxable equivalent basis.
(3) Amount is net of deferred fees, undisbursed funds, discounts and premiums, estimated allowances for loan losses, and includes education loans held for sale and nonperforming loans.
(4) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities on a taxable equivalent basis.
(5) Net interest margin represents net interest income on a taxable equivalent basis divided by average interest-earning assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

GA FINANCIAL, INC.


REVIEW OF THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


NET INCOME
   Net income for the three months ended September 30, 2002 increased $952,000 or 109.2% from the previous period to $1.8 million. Changes in the components of net income are discussed herein.


INTEREST INCOME
   Total interest income decreased $1.3 million ($1.4 million on a taxable equivalent basis) or 9.4% to $12.7 million for the three months ended September 30, 2002. This was primarily the result of a decrease of $15.7 million in average interest-earning assets and a decrease of 52 basis points in the average yield on interest-earning assets. Taxable equivalent interest on securities decreased $1.3 million or 23.8%, due to the average balances decreasing $57.2 million or 16.0%, and a decrease in the average yield of 59 basis points. The dividends on FHLB stock decreased $120,000 or 56.9% to $91,000 in 2002 due to a decrease of $1.4 million in the average balance resulting from the redemption of FHLB stock and a decrease in the average yield of 351 basis points. The Bank is required to own FHLB stock based partly on the levels of its FHLB borrowings. Interest on loans increased $258,000 or 3.1% to $8.6 million due to the increase in average balances of $42.1 million or 9.5%, partially offset by a decrease in the average yield on loans of 45 basis points.


INTEREST EXPENSE
   Total interest expense decreased $1.4 million or 16.7% due to a decrease in average interest-bearing liabilities of $20.8 million or 2.8% to $715.8 million and a decrease in the average cost of 65 basis points. The interest expense on interest-bearing deposits decreased $940,000 or 18.1% to $4.3 million for 2002 due to a decrease in the average balance of $3.7 million and a decrease in the average cost of 74 basis points. The interest expense on borrowed funds decreased $458,000 or 14.5% due to a decrease in the average balance of $17.5 million or 7.3% and a decrease in the average cost of 41 basis points. This reduction was due to the pay-off of maturing FHLB advances.


PROVISION FOR LOAN LOSSES
   The provision for loan losses for the three months ended September 30, 2002 was $135,000 compared to $315,000 for the three months ended September 30, 2001. The current quarter provision was influenced by loan production with strategic growth in commercial real estate, commercial business, and commercial and residential construction/ development loans as well as current economic conditions. The allowance for loan losses to loans and nonperforming assets was 0.78% and 245%, respectively, at September 30, 2002 as compared to 0.70% and 192%, respectively, at December 31, 2001 and 0.64% and 141%, respectively, at September 30, 2001. Nonperforming loans, primarily comprised of residential mortgages and consumer home equity loans were $1.5 million at September 30, 2002, and December 31, 2001, and $1.6 million at September 30, 2001. The Company monitors all nonperforming loans which could impact the provision for loan losses. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans which are deemed probable based on information currently known to management. While management believes the Company's allowance for loan losses is sufficient to cover losses in its loan portfolio at this time, no assurance can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.


NONINTEREST INCOME
   Total noninterest income increased $966,000 to $1.1 million for the three months ended September 30, 2002. This was due primarily to a decrease in the writedown of securities of $730,000, and increases in net gains on sales of available for sale securities of $181,000, and service fees of $84,000. This increase was partially offset by a decline in gains on the sales of education loans of $37,000.


NONINTEREST EXPENSE
   Total noninterest expense decreased $353,000 or 7.6% to $4.3 million for the three months ended September 30, 2002. This was due primarily to decreases in other noninterest expenses of $149,000, occupancy expenses of $108,000, compensation and employee benefit costs of $74,000, and marketing expenses of $42,000.


PROVISION FOR INCOME TAXES
   The provision for income taxes for the three months ended September 30, 2002 was $617,000. The effective tax rate for the three months ended September 30, 2002 was 25.3%. There was no provision for income taxes for the three months ended September 30, 2001 due primarily to a combination of lower pre-tax income and higher non-taxable income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

GA FINANCIAL, INC.


REVIEW OF THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


NET INCOME
   Net income for the nine months ended September 30, 2002 increased $948,000 or 24.4% from the previous period to $4.8 million. Changes in the components of net income are discussed herein.


INTEREST INCOME
   Total interest income decreased $5.0 million ($5.1 million on a taxable equivalent basis) or 11.5% to $38.4 million for the nine months ended September 30, 2002. This was primarily the result of a decrease of $19.7 million in average interest-earning assets and a decrease of 65 basis points in the average yield on interest-earning assets. Taxable equivalent interest on securities decreased $5.4 million or 28.5%, due to the average balances decreasing $67.7 million or 17.6%, and a decrease in the average yield of 87 basis points. The dividends on FHLB stock decreased $396,000 or 56.0% to $311,000 in 2002 due to a decrease of $2.7 million in the average balance resulting from the redemption of FHLB stock and a decrease in the average yield of 306 basis points. The Bank is required to own FHLB stock based partly on the levels of its FHLB borrowings. Interest on loans increased $1.2 million or 5.1% to $25.5 million due to the increase in average balances of $49.4 million or 11.7%, partially offset by a decrease in the average yield on loans of 44 basis points.


INTEREST EXPENSE
   Total interest expense decreased $4.3 million or 16.5% due to a decrease in average interest-bearing liabilities of $26.0 million or 3.5% to $723.0 million and a decrease in the average cost of 62 basis points. The interest expense on interest-bearing deposits decreased $2.6 million or 16.6% to $13.2 million for 2002 due to a decrease in the average balance of $3.4 million and a decrease in the average cost of 74 basis points. The interest expense on borrowed funds decreased $1.7 million or 16.3% due to a decrease in the average balance of $29.9 million or 11.8% and a decrease in the average cost of 27 basis points. This reduction was due to the pay-off of maturing FHLB advances.


PROVISION FOR LOAN LOSSES
   The provision for loan losses for the nine months ended September 30, 2002 was $690,000 compared to $735,000 for the nine months ended September 30, 2001. The current year provision was influenced by strong loan production with strategic growth in commercial real estate, commercial business, and commercial and residential construction/development loans as well as current economic conditions. The allowance for loan losses to loans and nonperforming assets was 0.78% and 245%, respectively, at September 30, 2002 as compared to 0.70% and 192%, respectively, at December 31, 2001 and 0.64% and 141%, respectively, at September 30, 2001. Nonperforming loans, primarily comprised of residential mortgages and consumer home equity loans were $1.5 million at September 30, 2002, and December 31, 2001, and $1.6 million at September 30, 2001. The Company monitors all nonperforming loans which could impact the provision for loan losses. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans which are deemed probable based on information currently known to management. While management believes the Company's allowance for loan losses is sufficient to cover losses in its loan portfolio at this time, no assurance can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.


NONINTEREST INCOME
   Total noninterest income increased $1.4 million or 69.3% to $3.4 million for the nine months ended September 30, 2002. This was due primarily to a $905,000 gain on sale of the Company's North Huntingdon community branch office, and a decrease in the writedown of securities of $589,000. This increase was partially offset by decreases of $116,000 in other noninterest income, $81,000 in trading securities, and $42,000 in gains on the sales of education loans.


NONINTEREST EXPENSE
   Total noninterest expense decreased $745,000 or 5.3% to $13.2 million for the nine months ended September 30, 2002. This was due primarily to a decrease in compensation and employee benefit costs of $448,000, other noninterest expenses of $349,000, occupancy expenses of $94,000, and marketing expenses of $94,000. This decrease was partially offset by increases in furniture and equipment expenses of $134,000 and a loss of $110,000, related to the closure of the Company's North Versailles Wal-Mart based satellite branch office.


PROVISION FOR INCOME TAXES
   The provision for income taxes increased $517,000 or 57.8% to $1.4 million for the nine months ended September 30, 2002. The effective tax rate for the nine months ended September 30, 2002 was 22.6% as compared to 18.7% for the nine months ended September 30, 2001. This increase in the effective tax rate was the result of a combination of higher pre-tax and taxable income.


OTHER MATTERS

LIQUIDITY RESOURCES
   The Company's primary sources of funds are deposits, repayments of loans and securities, sales, calls and maturities of securities, advances from the FHLB, and other borrowed funds. While scheduled maturities of investments and the amortization of loans are predictable sources of funds, deposit flows and prepayments on mortgages, and mortgage-backed and related securities are greatly influenced by market interest rates, economic conditions, and competition.
   Liquidity can be analyzed by utilizing the Consolidated Statements of Cash Flows. Net cash provided by operating activities was $10.4 million. Net cash provided by investing activities was $19.8 million. Net cash used in financing activities was $22.4 million. Overall, cash and cash equivalents increased $7.8 million for the nine months ended September 30, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

GA FINANCIAL, INC.


   Management believes the Company has sufficient liquidity to meet current obligations to borrowers, depositors, debt holders, and others.

CAPITAL RESOURCES
   The Company is not required to maintain any minimum level of capital; however, the Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision ("OTS").
   At September 30, 2002, the Bank had exceeded the OTS requirements for tier I core (leverage), tier I and total risk-based, and tangible capital. The OTS requires the Bank to maintain a minimum 4.00% tier I core (leverage) capital ratio (expressed as a percentage of adjusted total assets), a minimum tier I risk-based capital ratio of 4.00% and total risk-based capital ratio of 8.00% (both expressed as a percentage of risk-weighted assets, which includes off-balance sheet items), and a minimum tangible capital ratio of 1.50% of tangible assets. The well-capitalized requirement for tier I core (leverage), tier I risk-based, and total risk-based ratios is 5.00%, 6.00%, and 10.00%, respectively. The Bank has consistently maintained all regulatory capital ratios at or above the well capitalized standards with tier I core (leverage) at 9.22%, tier I risk-based at 17.69%, total risk-based at 18.80%, and tangible at 9.22% at September 30, 2002.

NEW ACCOUNTING PRONOUNCEMENTS
   In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" however, it retains many of the fundamental provisions of SFAS No. 121.
   SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.
   SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of SFAS No. 144 generally are to be applied prospectively. The adoption of SFAS No. 144 had no impact on the financial position, results of operations, or liquidity of the Company.
   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the financial position, results of operations, or liquidity of the Company.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GA FINANCIAL, INC.

   Management is responsible for monitoring and limiting the Company's exposure to interest rate risk within established guidelines while maximizing net interest income. The Company will continue to monitor its interest rate sensitivity with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Further discussion on market risk is in the Company's 2001 Annual Report to Shareholders and Form 10-K.
   The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors all of its interest rate risk. The Company's Board of Directors has established an Asset/Liability Management Committee, which is responsible for reviewing its asset/liability policies and interest rate risk position, and meets at least on a quarterly basis. The Asset/Liability Management Committee reviews trends in interest rates, the financial position of the Company, the Company's actual performance to budgeted performance, the Company's interest rate position as measured by changes in its net income and net portfolio value under certain interest rate scenarios, and the projected impact of such interest rate scenarios on its earnings and capital.The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.
   In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) purchasing adjustable interest rate mortgage-backed and related securities; (2) investing in shorter term fixed-rate corporate debt and government agency bonds or in such types of bonds with adjustable interest rates; (3) originating shorter term commercial and consumer loan products; and
(4) emphasizing longer term deposits. To manage the interest rate risk of the Company, the Board of Directors has also established parameters relating to the types of securities in which the Company may invest and types of loans and deposits which may be offered by the Company.
   Market risk is the risk of losses resulting from adverse changes in market pricing and rates. The Company's market risk is primarily its interest rate risk associated with its lending, investing, deposit, and borrowing functions. Interest rate risk arises when interest rates on assets change in a different time period or in a different proportion from that of liabilities. Management actively monitors its interest rate sensitivity position with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Interest rate risk is considered by management to be the Company's most significant market risk that could materially impact the Company's financial position or results of operations.


ITEM 4. CONTROLS AND PROCEDURES

GA FINANCIAL, INC.

   The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.
   The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
   None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
   None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   None

ITEM 5. OTHER INFORMATION
   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
    3.1 Certificate of Incorporation of GA Financial, Inc.(1)
    3.2 Amended Bylaws of GA Financial, Inc.(2)
    4.0 Stock Certificates of GA Financial, Inc.(1)
   11.0 Computation of Earnings per Share. This is incorporated by reference to note number 6 of the Notes to the Consolidated Financial Statements.
   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.
   99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:
    None


(1) Incorporated by reference into this document from the Exhibits to Form S-1. Registration Statement, filed on December 21, 1995, as amended, Registration No. 33-80715.
(2) Incorporated by reference into this document from the Company's Form 10-Q filed on November 15, 1999.

SIGNATURES

GA FINANCIAL, INC.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date     November 14, 2002
         ------------------------------------------------------------


         GA Financial, Inc.
         ------------------------------------------------------------
         (Registrant)


By       /s/ John M. Kish
         ------------------------------------------------------------
         John M. Kish
         Chairman of the Board and Chief Executive Officer
         (Principal Executive Officer)


By       /s/ James V. Dionise
         ------------------------------------------------------------
         James V. Dionise
         Chief Financial Officer and Secretary
         (Principal Financial and Accounting Officer)

CERTIFICATION
GA FINANCIAL, INC.


   I, John M. Kish, certify that:


   1. I have reviewed this quarterly report on Form 10-Q of GA Financial, Inc.;


   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/ John M. Kish
------------------
John M. Kish
Chairman of the Board and Chief Executive Officer

CERTIFICATION
GA FINANCIAL, INC.


   I, James V. Dionise, certify that:


   1. I have reviewed this quarterly report on Form 10-Q of GA Financial, Inc.;


   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002


/s/ James V. Dionise
--------------------
James V. Dionise
Chief Financial Officer and Secretary