Form 10-K
period 2002-12-31
GA FINANCIAL INC/PA
filed 2003-03-31
CIK 1005313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------
                                   FORM 10-K
                                   ---------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

COMMON STOCK, PAR VALUE $0.01 PER SHARE        THE AMERICAN STOCK EXCHANGE
           (Title of class)               (Name of exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act: NONE

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes_X_ No___.

    The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $98,572,849 based upon the last market price as listed on The American Stock Exchange for June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter.

    The number of shares of Common Stock outstanding at March 17, 2003 is:
4,984,617.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference into Part I and II of this Form 10-K.

    Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2003 are incorporated by reference into Part III of this Form 10-K.

                               GA FINANCIAL, INC.

                                   FORM 10-K

                               DECEMBER 31, 2002



                                    CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.
ITEM 1.         BUSINESS .....................................................................................  1
ITEM 2.         PROPERTIES ...................................................................................  5
ITEM 3.         LEGAL PROCEEDINGS ............................................................................  5
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........................................  5


PART II.
ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ........................  6
ITEM 6.         SELECTED FINANCIAL DATA ......................................................................  6
ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........  6
ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...................................  6
ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................................................  6
ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE .........  6


PART III.
ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...........................................  7
ITEM 11.        EXECUTIVE COMPENSATION .......................................................................  7
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...............................  7
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............................................  7
ITEM 14.        CONTROLS AND PROCEDURES ......................................................................  7


PART IV.
ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES,AND REPORTS ON FORM 8-K ..............................  8


SIGNATURES ...................................................................................................  9


CERTIFICATIONS ............................................................................................... 10

PART I.

GA FINANCIAL, INC.

ITEM 1.   BUSINESS

OVERVIEW

    GA Financial, Inc. (the "Company") was incorporated in December 1995, and is the holding company for Great American Federal (the "Bank"), a community bank and the Company's principal subsidiary, New Eagle Capital, Inc., an investment company, and the Bank's wholly owned subsidiaries, GA Financial Strategies, LLC, established in 2001 to provide wealth management services, Steel City Investments, Inc. established in December 2002 to hold and manage investments securities, and Great American Financial Services, Inc., currently inactive.

    In 1996, the Bank completed its conversion from a federally chartered mutual savings and loan association to a stock form of ownership and, simultaneously, the Company issued 8,900,000 shares of common stock, utilizing a portion of the net proceeds to acquire all of the outstanding stock of the Bank.

    The Company currently transacts banking activities through Great American Federal. The Bank, serving customers for over 85 years, operates its administrative office in Whitehall, Pennsylvania and 12 community offices in Allegheny County located in southwestern Pennsylvania. Through these office locations, the Bank offers a broad array of consumer and commercial loan, deposit, and wealth management products and services. In addition to conducting community banking activities, the Bank invests in various marketable securities. New Eagle Capital, Inc., the Company's other subsidiary, operating as an investment company in Wilmington, Delaware, also invests in various marketable securities as well as marketable equity securities. The Company has 173 full-time equivalent employees at December 31, 2002. The Company competes with local, regional, and national banks.

    The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowed funds. The Company also generates noninterest income, such as service fees, gains on the sale of education loans and securities, trading account profits, earnings on bank owned life insurance, wealth management fees, and other miscellaneous noninterest income. The Company's operating expenses consist primarily of compensation and employee benefits, occupancy, furniture and equipment, marketing, and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory agencies.

    Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company's most critical accounting policy relates to the Company's allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company's borrowers to make required loan payments. If the financial condition of the Company's borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company's estimates would be updated, and additional provisions for loan losses may be required.

    Further discussion of the estimates used in determining the allowance for loan losses appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses" on page 17 and "Notes to the Consolidated Financial Statements - Note 1. Accounting Policies" on pages 30 and 31 of the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

    Additional discussion of the above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" pages 13 through 18 of the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

    The Company's Internet website is www.greatamericanfederal.com. The Company makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such materials with, or furnish it to, the Securities and Exchange Commission. This reference to the Company's website is here for the convenience of shareholders as required by the Securities and Exchange Commission.

REGULATION AND SUPERVISION

    As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision ("OTS"). The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), as its deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") system and, with respect to deposit insurance, of the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

PART I.

GA FINANCIAL, INC.

HOLDING COMPANY REGULATION

GENERAL

    The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it could engage, provided that the Bank continued to be a qualified thrift lender. Further discussion appears under the caption "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company's savings association subsidiary continues to comply with the QTL Test. The Company qualifies for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

ACQUISITION OF THE COMPANY

    Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

FEDERAL SAVINGS INSTITUTION REGULATION

BUSINESS ACTIVITIES

    The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks (e.g., commercial, non-residential real property loans and consumer loans) is limited to a specified percentage of the institution's capital or assets.

CAPITAL REQUIREMENTS

    The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.50% tangible capital to total assets ratio, a 4.00% tier I core (leverage) ratio (3.00% for institutions receiving the highest examination rating) and an 8.00% total risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2.00% tangible capital standard, a 4.00% tier I core (leverage) ratio (3.00% for institutions receiving the highest examination rating) and, together with the risk-based capital standard itself, a 4.00% tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, tier I core (leverage) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

PART I.

GA FINANCIAL, INC.

    The risk-based capital standard for savings institutions requires the maintenance of tier I and total risk-based capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4.00% and 8.00%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Tier I risk-based capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

    The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At December 31, 2002, the Bank met each of its capital requirements.

    The following table presents the Bank's capital position at December 31, 2002:

                                                  Actual                   Minimum Requirement           Excess
                                       -----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                    Amount           Ratio          Amount         Ratio           Amount
--------------------------------------------------------------------------------------------------------------------
Tier I core (leverage) ................   $78,532           9.44%         $33,276         4.00%          $45,256
Tier I risk-based .....................    78,532          17.23           18,234         4.00            60,298
Total risk-based ......................    83,505          18.32           36,468         8.00            47,037
Tangible ..............................    78,532           9.44           12,478         1.50            66,054
--------------------------------------------------------------------------------------------------------------------

PROMPT CORRECTIVE REGULATORY ACTION

    The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8.00%, a ratio of tier I risk-based capital to risk-weighted assets of less than 4.00% or a ratio of tier I core (leverage) capital to total assets of less than 4.00% (3.00% or less for institutions with the highest examination rating) is considered to be "undercapitalized."A savings institution that has a total risk-based capital ratio of less than 6.00%, a tier I risk-based capital ratio of less than 3.00% or a tier I core (leverage) ratio that is less than 3.00% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.00% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized."The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized,""significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

INSURANCE OF DEPOSIT ACCOUNTS

    The Bank is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semi-annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

    In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During fiscal 2002, FICO payments for SAIF members approximated 1.70 basis points of assessable deposits.

    The Bank's assessment rate for the fiscal year 2002 was 1.70 basis points and the total assessment paid for this period (including the FICO assessment) was $92,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

    Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

PART I.

GA FINANCIAL, INC.

LOANS TO ONE BORROWER

    Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2002, the Bank's limit on loans to one borrower was $12.5 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $11.0 million.

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

    A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. At December 31, 2002, the Bank maintained 86.3% of its portfolio assets in "qualified thrift investments" and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

LIMITATION ON CAPITAL DISTRIBUTIONS

    OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

ASSESSMENTS

    Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2002 totaled $171,000.

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

    The recently enacted Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

PART I.

GA FINANCIAL, INC.

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

FEDERAL HOME LOAN BANK SYSTEM

    The Bank is a member of the FHLB system, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2002 of $12.0 million.

    The FHLBs are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the FHLBs funding obligations for insolvent thrifts, revised the capital structure of the FHLBs and implemented entirely voluntary membership for FHLBs. Management cannot predict the effect that these changes may have with respect to its FHLB membership.

FEDERAL RESERVE SYSTEM

    The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $42.1 million; a 10% reserve ratio is applied above $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

ITEM 2.   PROPERTIES

    The above-captioned information appears under "Notes to the Consolidated Financial Statements - Note 5. Premises and Equipment" on page 38 and "Community Offices" on the outside back cover of the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS

    The Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, after consultation with legal counsel, the resolution of these claims will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II.

GA FINANCIAL, INC.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The above-captioned information appears under "Common Stock Price Range and Dividends (Unaudited)" on page 49 and "Stock Information" on the inside back cover of the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

    The above-captioned information appears under "Selected Consolidated Financial Data" on page 12 of the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 24 of the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

    In the normal course of evaluating its loan portfolio, the Company obtained certain information relating to a $1.3 million commercial real estate loan which was performing and classified as "special mention" at December 31, 2002. Based on this subsequent information, the loan was downgraded to "substandard" in the first quarter of fiscal 2003 and the Company estimates that an additional charge to the provision for loan losses will be incurred and may range from $200,000 to $250,000. This estimate may be adjusted in light of additional information or other factors as they become available.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate and Market Risks" and "Net Portfolio Value" on pages 18 and 19 of the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The above-captioned information appears under:"Report of Independent Auditors,""Consolidated Statements of Financial Condition,""Consolidated Statements of Income and Comprehensive Income,""Consolidated Statements of Shareholders' Equity," and "Consolidated Statements of Cash Flows" on pages 25 through 29; "Notes to the Consolidated Financial Statements" on pages 30 through 48; and "Quarterly Financial Data (Unaudited)" on page 49, of the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III.

GA FINANCIAL, INC.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The above-captioned information appears under "Information with Respect to Nominees, Continuing Directors, and Certain Executive Officers" on pages 4 through 7 and under "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 7 and 8 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2003 and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     The above-captioned information appears under "Directors' Compensation" and "Executive Compensation" on pages 8 through 10 and under "Summary Compensation Table" and "Compensation Arrangements" on pages 12 through 15 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2003 and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The above-captioned information appears under "Security Ownership of Certain Beneficial Owners" on pages 3 and 4 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2003 and is incorporated herein by reference.
    The table below represents equity compensation plans of which equity securities of the Registrant are authorized for issuance at December 31, 2002:

                                                  A                             B                               C
                                       ---------------------------------------------------------------------------------------------
                                           Securities to be             Weighted average           Securities remaining available
                                        issued upon exercise of         exercise price of         for future issuance under equity
                                         outstanding options,          outstanding options,        compensation plans (excluding
Plan Category                             warrants and rights          warrants and rights       securities reflected in column (A)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by shareholders ..............        530,800                       $14.94                          166,675
Equity compensation plans not
approved by shareholders ..............           -                             -                               -
------------------------------------------------------------------------------------------------------------------------------------
Total .................................        530,800                       $14.94                          166,675
====================================================================================================================================

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The above-captioned information appears under "Transactions With Certain Related Persons" on page 17 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2003 and is incorporated herein by reference.

ITEM 14.   CONTROLS AND PROCEDURES

    The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.
    The Company made no significant changes in its internal controls or in other factors that would significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive office and chief financial officer.

PART IV.

GA FINANCIAL, INC.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

(1) The Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the Registrant's 2002 Annual Report to Shareholders.

                                                                                                               PAGE
                                                                                                               ----
Report of Independent Auditors for 2002 Financial Statements ..............................................     25
Consolidated Statements of Financial Condition at December 31, 2002 and 2001 ..............................     26
Consolidated Statements of Income and Comprehensive Income for the Years Ended
  December 31, 2002, 2001, and 2000 .......................................................................     27
Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2002, 2001, and 2000 .......................................................................     28
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001, and 2000 .......................................................................     29
Notes to the Consolidated Financial Statements for the Years Ended December 31, 2002, 2001, and 2000 ......  30-48
Quarterly Financial Data (Unaudited) for the Years Ended December 31, 2002 and 2001 .......................     49
Common Stock Price Range and Dividends (Unaudited) for the Years Ended December 31, 2002 and 2001 .........     49

    The remaining information appearing in the Registrant's 2002 Annual Report to Shareholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(3) Exhibits

    (a) The following exhibits are filed as part of this report.

           3.1   Certificate of Incorporation of GA Financial, Inc.(1)
           3.2   Amended Bylaws of GA Financial, Inc.(2)
           4.0   Stock Certificate of GA Financial, Inc.(1)
           10.1  Amended and Restated GA Financial, Inc. 1996 Stock-Based Incentive Plan(3)
           10.2  Employment Agreement between Great American Federal and John M. Kish(4)
           10.3  Employment Agreement between GA Financial, Inc. and John M. Kish(4)
           10.4  Employment Agreement between Great American Federal and Todd Cover(5)
           10.5  Change in Control Agreement between Great American Federal and James V. Dionise(6)
           11.0  Statement of computation of earnings per share is incorporated herein by reference to "Note 16. Earnings Per
                   Share" on page 45 of the Registrant's 2002 Annual Report to Shareholders
           13.0  Portions of the Registrant's 2002 Annual Report to Shareholders (filed herewith)
           21.0  Subsidiary information is incorporated herein by reference to "Note 2. Subsidiary/Segment Reporting" on pages 32 and 33 of the Registrant's 2002 Annual Report to Shareholders
           23.0  Consent of KPMG LLP (filed herewith)
           99.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                   of 2002 (filed herewith)
           99.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                   of 2002 (filed herewith)

(b) Reports on Form 8-K:

    None.

1 Incorporated by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on December 21, 1995, as amended, Registration No. 33-80715.

2 Incorporated by reference into this document from the Company's Form 10-Q filed on November 15, 1999.

3 Incorporated by reference into this document from the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders filed on March 26, 1999.

4 Incorporated by reference into this document from the Company's Form 10-Q filed on May 13, 1998.

5 Incorporated by reference into this document from the Company's Form 10-Q filed on November 13, 2000.

6 Incorporated by reference into this document from the Company's Form 10-Q filed on November 13, 2001.

SIGNATURES

GA FINANCIAL, INC.

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

                                                    Date: March 31, 2003


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                               TITLE                             DATE
          ---------                               -----                             ----
/s/ John M. Kish                        Chairman of the Board and               March 31, 2003
------------------------------          Chief Executive Officer
John M. Kish                            (principal executive officer)


/s/ James V. Dionise                    Chief Financial Officer                 March 31, 2003
------------------------------          and Secretary
James V. Dionise                        (principal accounting and
                                        financial officer)


/s/ Todd L. Cover                       Senior Vice President                   March 31, 2003
------------------------------          and Treasurer
Todd L. Cover


/s/ Thomas E. Bugel                     Director                                March 31, 2003
------------------------------
Thomas E. Bugel


/s/ Darrell J. Hess                     Director                                March 31, 2003
------------------------------
Darrell J. Hess


/s/ Thomas M. Stanton                   Director                                March 31, 2003
------------------------------
Thomas M. Stanton


/s/ Robert J. Ventura                   Director                                March 31, 2003
------------------------------
Robert J. Ventura


/s/ David R. Wasik                      Director                                March 31, 2003
------------------------------
David R. Wasik

CERTIFICATION

GA FINANCIAL, INC.

    I, John M. Kish, certify that:

    1.  I have reviewed this Annual Report on Form 10-K of GA Financial, Inc.;

    2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

    3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

        c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003


/s/ John M. Kish
--------------------
JOHN M. KISH
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

CERTIFICATION

GA FINANCIAL, INC.

    I, James V. Dionise, certify that:

    1.  I have reviewed this Annual Report on Form 10-K of GA Financial, Inc.;

    2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

    3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

        c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003


/s/ James V. Dionise
----------------------
JAMES V. DIONISE
CHIEF FINANCIAL OFFICER AND SECRETARY