Form 10-Q
period 2003-03-31
GA FINANCIAL INC/PA
filed 2003-05-15
CIK 1005313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

                         COMMISSION FILE NUMBER 1-14154

                               GA FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  25-1780835
      (State or other jurisdiction            (IRS Employer Identification No.)
    of incorporation or organization)

         4750 CLAIRTON BOULEVARD                            15236
        PITTSBURGH, PENNSYLVANIA                          (Zip Code)
(Address of principal executive offices)

                                 (412) 882-9946
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
             (Former name, former address, and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No| |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes |X| No | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

5,044,642 shares of common stock, par value $0.01 per share, were outstanding at April 30, 2003.

                               GA FINANCIAL, INC.
                                    FORM 10-Q
                                 MARCH 31, 2003

                                    CONTENTS

                                                                                                     PAGE
                                                                                                     ----
PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION ......................................       1
            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME ..........................       2
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY ......................................       3
            CONSOLIDATED STATEMENTS OF CASH FLOWS ...............................................       4
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ......................................       5
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS       9
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..........................      13
ITEM 4.     CONTROLS AND PROCEDURES .............................................................      13

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS ...................................................................      14
ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS ...........................................      14
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES .....................................................      14
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................................      14
ITEM 5.     OTHER INFORMATION ...................................................................      14
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K ....................................................      14

SIGNATURES ......................................................................................      15

CERTIFICATIONS ..................................................................................      16

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
GA FINANCIAL, INC.

                                                                                            (UNAUDITED)
                                                                                              MARCH 31,    DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                               2003            2002
                                                                                             ---------       ---------
ASSETS
  Cash (including interest-bearing deposits of $27,701 and $16,415) ...................      $  31,633       $  21,343
  Held for trading securities, at fair value ..........................................            131             129
  Available for sale securities, at fair value ........................................        332,267         314,196
  Held to maturity securities, at cost ................................................          2,961           2,951
                                                                                             ---------       ---------
     Total securities .................................................................        335,359         317,276
  Education loans held for sale .......................................................            643          14,795
  Loans (net of deferred costs (fees) of $16 and $(107) ) .............................        461,173         469,273
                                                                                             ---------       ---------
     Total loans ......................................................................        461,816         484,068
  Allowance for loan losses ...........................................................         (3,931)         (3,896)
                                                                                             ---------       ---------
     Net loans ........................................................................        457,885         480,172
  Accrued interest receivable on securities ...........................................          2,292           2,323
  Accrued interest receivable on loans ................................................          2,430           3,125
  Federal Home Loan Bank stock ........................................................         12,396          12,019
  Premises and equipment, net .........................................................          6,140           6,289
  Foreclosed assets ...................................................................             83              34
  Securities sold, not settled ........................................................             --             992
  Prepaid expenses and other assets ...................................................         19,645          14,462
                                                                                             ---------       ---------
     Total assets .....................................................................      $ 867,863       $ 858,035
                                                                                             =========       =========

LIABILITIES
  Noninterest-bearing deposits ........................................................      $  33,370       $  30,701
  Interest-bearing deposits ...........................................................        504,867         493,366
                                                                                             ---------       ---------
     Total deposits ...................................................................        538,237         524,067
  Borrowed funds ......................................................................        221,575         221,575
  Advances from customers for taxes, insurance, and other .............................          2,414           2,372
  Accrued interest payable ............................................................          2,795           1,620
  Other liabilities ...................................................................          6,337           7,860
                                                                                             ---------       ---------
     Total liabilities ................................................................        771,358         757,494
                                                                                             ---------       ---------

SHAREHOLDERS' EQUITY
  Preferred stock ($0.01 par value); 1,000,000 shares authorized; 0 shares issued .....             --              --
  Common stock ($0.01 par value); 23,000,000 shares authorized; 8,900,000 shares issued             89              89
  Additional paid-in capital ..........................................................         87,170          87,209
  Retained earnings, substantially restricted .........................................         71,128          70,370
  Accumulated other comprehensive income, net of taxes ................................          6,529           6,973
  Unearned employee stock ownership plan (ESOP) shares ................................         (2,551)         (2,551)
  Unearned stock-based compensation plan (SCP) shares .................................           (328)           (296)
  Treasury stock, at cost (3,915,623 shares and 3,753,433 shares) .....................        (65,532)        (61,253)
                                                                                             ---------       ---------
     Total shareholders' equity .......................................................         96,505         100,541
                                                                                             ---------       ---------
     Total liabilities and shareholders' equity .......................................      $ 867,863       $ 858,035
                                                                                             =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
GA FINANCIAL, INC.

                                                                                           (UNAUDITED)
                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                      2003              2002
                                                                                   -----------       -----------
INTEREST INCOME
     Loans ..................................................................      $     7,927       $     8,312
     Securities:
         Taxable interest ...................................................            3,055             3,243
         Nontaxable interest ................................................              633               685
         Dividends ..........................................................              239               459
     Interest-bearing deposits ..............................................               78               124
                                                                                   -----------       -----------
         Total interest income ..............................................           11,932            12,823
                                                                                   -----------       -----------
INTEREST EXPENSE
     Interest-bearing deposits ..............................................            3,665             4,526
     Borrowed funds .........................................................            2,592             2,923
     Other ..................................................................                9                 7
                                                                                   -----------       -----------
         Total interest expense .............................................            6,266             7,456
                                                                                   -----------       -----------
         Net interest income ................................................            5,666             5,367
     Provision for loan losses ..............................................              378               300
                                                                                   -----------       -----------
         Net interest income after provision for loan losses ................            5,288             5,067
                                                                                   -----------       -----------
NONINTEREST INCOME
     Service fees ...........................................................              551               597
     Net gain on sales of available for sale securities .....................              403               134
     Net gain on held for trading securities ................................                2                 1
     Gain on sales of education loans held for sale .........................              123                37
     Earnings on bank owned life insurance ..................................              148               122
     Other ..................................................................               74                 9
                                                                                   -----------       -----------
         Total noninterest income ...........................................            1,301               900
                                                                                   -----------       -----------
NONINTEREST EXPENSE
     Compensation and employee benefits .....................................            2,314             2,196
     Occupancy ..............................................................              438               464
     Furniture and equipment ................................................              408               298
     Marketing ..............................................................              109                69
     Deposit insurance premiums .............................................               22                24
     Other ..................................................................            1,012             1,041
                                                                                   -----------       -----------
        Total noninterest expense ...........................................            4,303             4,092
                                                                                   -----------       -----------
        Income before provision for income taxes ............................            2,286             1,875
     Provision for income taxes .............................................              549               400
                                                                                   -----------       -----------
         Net income .........................................................      $     1,737       $     1,475
                                                                                   ===========       ===========

OTHER COMPREHENSIVE INCOME
     Unrealized holding losses on available for sale securities, net of taxes      $      (209)      $      (573)
     Reclassification adjustment for net gains included in net income .......             (235)             (192)
                                                                                   -----------       -----------
        Other comprehensive loss ............................................             (444)             (765)
                                                                                   -----------       -----------
        Comprehensive income ................................................      $     1,293       $       710
                                                                                   ===========       ===========

EARNINGS PER SHARE
Basic .......................................................................      $      0.36       $      0.29
Diluted .....................................................................      $      0.35       $      0.29
AVERAGE SHARES OUTSTANDING
Basic .......................................................................        4,830,752         5,072,973
Diluted .....................................................................        5,017,157         5,165,115
                                                                                   ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
GA FINANCIAL, INC.

                                                                                        ACCUMULATED
                                                                                            OTHER
                                                            ADDITIONAL                     COMPRE-
                                                   COMMON      PAID-       RETAINED        HENSIVE
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)   STOCK    IN CAPITAL     EARNINGS        INCOME
                                                   -----    ----------     --------        ------
Balance at December 31, 2002 .................      $89      $ 87,209       $ 70,370       $ 6,973
     Net income ..............................       --            --          1,737            --
     Other comprehensive loss, net of tax(1)..       --            --             --          (444)
     Cash dividends paid ($0.20 per share) ...       --            --           (979)           --
     Stock repurchased .......................       --            --             --            --
     SCP, net of tax:
         Stock options exercised .............       --           (72)            --            --
         Stock awards granted ................       --            33             --            --
         Stock awards forfeited ..............       --            --             --            --
         Stock awards expensed ...............       --            --             --            --
                                                    ---      --------       --------       -------
Balance at March 31, 2003 ....................      $89      $ 87,170       $ 71,128       $ 6,529
                                                    ===      ========       ========       =======


                                                                                                    TOTAL
                                                       UNEARNED      UNEARNED                       SHARE-
                                                         ESOP          SCP         TREASURY        HOLDERS'
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        SHARES       SHARES         STOCK          EQUITY
                                                        ------       ------         -----          ------
Balance at December 31, 2002 .................           $(2,551)      $(296)      $(61,253)      $ 100,541
     Net income ..............................                --          --             --           1,737
     Other comprehensive loss, net of tax(1)..                --          --             --            (444)
     Cash dividends paid ($0.20 per share) ...                --          --             --            (979)
     Stock repurchased .......................                --          --         (4,502)         (4,502)
     SCP, net of tax:
         Stock options exercised .............                --          --            165              93
         Stock awards granted ................                --         (92)            61               2
         Stock awards forfeited ..............                --           3             (3)             --
         Stock awards expensed ...............                --          57             --              57
                                                         -------       -----       --------       ---------
Balance at March 31, 2003 ....................           $(2,551)      $(328)      $(65,532)      $  96,505
                                                         =======       =====       ========       =========

(1) Other comprehensive loss for the three months ended March 31, 2003 is net of a tax benefit of $258.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
GA FINANCIAL, INC.

                                                                                              (UNAUDITED)
                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
(DOLLARS IN THOUSANDS)                                                                     2003           2002
                                                                                         ---------       --------
OPERATING ACTIVITIES
  Net income ......................................................................      $   1,737       $  1,475
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses ....................................................            378            300
     Depreciation .................................................................            222            247
     Net gain on disposal of premises and equipment ...............................             (9)            --
     Net premium amortization (discount accretion) on securities ..................          1,183           (249)
     Amortization (accretion) of net deferred loan costs (fees) ...................            123            (85)
     Amortization of intangibles ..................................................             42             46
     Net gain on held for trading securities ......................................             (2)            (1)
     Net gain on sales of available for sale securities ...........................           (403)          (134)
     Gain on sales of education loans held for sale ...............................           (123)           (37)
     Net gain on sales of foreclosed assets .......................................            (14)           (14)
     Expense recognition of ESOP shares ...........................................            317            213
     Expense recognition of SCP shares ............................................             57             47
     Decrease in accrued interest receivable ......................................            726            144
     Increase in bank owned life insurance ........................................           (148)          (122)
     Increase in prepaid expenses and other assets ................................         (5,077)          (350)
     Net (decrease) increase in other liabilities .................................         (1,580)           312
     Increase in accrued interest payable .........................................          1,175          1,614
                                                                                         ---------       --------
       Net cash (used in) provided by operating activities ........................         (1,396)         3,406
                                                                                         ---------       --------
INVESTING ACTIVITIES
     Proceeds from sales of available for sale securities .........................         24,911         29,054
     Repayments and maturities of available for sale securities ...................         49,521         81,660
     Purchases of available for sale securities ...................................        (93,003)       (93,832)
     Proceeds from sales of education loans held for sale .........................         16,356          2,800
     Funding of education loans held for sale .....................................         (2,081)        (2,431)
     Purchases of loans ...........................................................        (18,415)        (5,504)
     Net decrease (increase) in loans .............................................         25,989         (5,969)
     Proceeds from sale of premises and equipment .................................              9             --
     Purchases of premises and equipment ..........................................            (73)           (30)
     Proceeds from sales of foreclosed assets .....................................             25            183
     (Purchase) redemption of FHLB stock ..........................................           (377)           950
                                                                                         ---------       --------
       Net cash provided by investing activities ..................................          2,862          6,881
                                                                                         ---------       --------
FINANCING ACTIVITIES
     Net increase in noninterest and interest-bearing deposits ....................         21,821         19,448
     Net decrease in certificates of deposit ......................................         (7,651)       (10,859)
     Payments on borrowed funds ...................................................       (160,000)        (8,000)
     Proceeds from borrowed funds .................................................        160,000)            --
     Cash dividends paid ..........................................................           (979)          (919)
     Net increase in advances from customers for taxes, insurance, and other ......             42            403
     Purchases of treasury stock ..................................................         (4,502)          (674)
     Increase (decrease) in other stock transactions ..............................             93           (116)
                                                                                         ---------       --------
       Net cash provided by (used in) financing activities ........................          8,824           (717)
                                                                                         ---------       --------
Net increase in cash and cash equivalents .........................................         10,290          9,570
                                                                                         ---------       --------
Cash and cash equivalents at beginning of period ..................................         21,343         29,859
                                                                                         ---------       --------
Cash and cash equivalents at end of period ........................................      $  31,633       $ 39,429
                                                                                         =========       ========


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GA FINANCIAL, INC.

NOTE 1. BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of GA Financial, Inc. (the "Company") and its subsidiaries, Great American Federal (the "Bank") and New Eagle Capital, Inc., and the Bank's wholly owned subsidiaries, GA Financial Strategies, LLC, Steel City Investments, Inc., and Great American Financial Services, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

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

      In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. For comparative purposes, reclassifications have been made to certain amounts previously reported to conform with the current period presentation in the consolidated financial statements. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's 2002 Annual Report to Shareholders and Form 10-K.

NOTE 2. SUBSIDIARY/SEGMENT REPORTING

      The consolidated operating results of GA Financial, Inc. are presented as a single financial services segment. GA Financial, Inc. is the parent company of Great American Federal, a community bank and the Company's principal subsidiary, New Eagle Capital, Inc., an investment company, and the Bank's wholly owned subsidiaries, GA Financial Strategies, LLC, which provides wealth management services, Steel City Investments, Inc., established in December 2002 to hold and manage investment securities, and Great American Financial Services, Inc., currently inactive. GA Financial, Inc. and New Eagle Capital, Inc., and the Bank's wholly owned subsidiary Steel City Investments, Inc. are incorporated in the state of Delaware. Great American Federal, is a federally chartered savings and loan institution while its wholly owned subsidiaries, GA Financial Strategies, LLC, and Great American Financial Services are incorporated in the state of Pennsylvania.

      The following table sets forth selected financial data for the Company's subsidiaries, parent company, and consolidated results:

(DOLLARS IN THOUSANDS)

                                               Great
                                               American       New Eagle      GA Financial, Inc.        Net
MARCH 31, 2003                                 Federal       Capital, Inc.    (Parent Company)     Eliminations        Consolidated
                                               -------       -------------    ----------------     ------------        ------------
Assets                                        $857,528          $44,031          $ 128,310           $(162,186)          $867,683
Liabilities                                    771,078            1,964             31,805             (33,489)           771,358
Shareholders' equity                            86,450           42,067             96,505            (128,517)            96,505
                                              --------          -------          ---------           ---------           --------

DECEMBER 31, 2002

Assets                                        $842,594          $43,436          $ 129,297           $(157,292)          $858,035
Liabilities                                    757,256            1,769             28,756             (30,287)           757,494
Shareholders' equity                            85,338           41,667            100,541            (127,005)           100,541
                                              --------          -------          ---------           ---------           --------

THREE MONTHS ENDED MARCH 31, 2003
Interest income                               $ 11,784          $   462          $      67           $    (381)          $ 11,932
Interest expense                                 6,333               --                314                (381)             6,266
Provision for loan losses                          378               --                 --                  --                378
Noninterest income                               1,159              134                  8                  --              1,301
Noninterest expense                              4,197               13                 93                  --              4,303
Provision (benefit) for income taxes               464              198               (113)                 --                549
Net income (loss)                                1,571              385               (219)                 --              1,737
                                              --------          -------          ---------           ---------           --------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GA FINANCIAL, INC.

(DOLLARS IN THOUSANDS)

                                               Great
                                               American       New Eagle      GA Financial, Inc.        Net
MARCH 31, 2002                                 Federal       Capital, Inc.    (Parent Company)     Eliminations        Consolidated
                                               -------       -------------    ----------------     ------------        ------------
Assets                                        $859,271          $34,163          $ 119,960           $(142,833)          $870,561
Liabilities                                    774,303            1,285             23,930             (24,987)           774,531
Shareholders' equity                            84,968           32,878             96,030            (117,846)            96,030
                                              --------          -------          ---------           ---------           --------

THREE MONTHS ENDED MARCH 31, 2002

Interest income                               $ 12,557          $   423          $      83           $    (340)          $ 12,823
Interest expense                                 7,539               --                257                (340)             7,456
Provision for loan losses                          300               --                 --                  --                300
Noninterest income                                 818               74                  8                  --                900
Noninterest expense                              3,968               12                112                  --              4,092
Provision (benefit) for income taxes               330              165                (95)                 --                400
Net income (loss)                                1,338              320               (183)                 --              1,475
                                              --------          -------          ---------           ---------           --------

NOTE 3. SECURITIES

      The amortized cost and estimated fair value of available for sale and held to maturity securities are as follows:

MARCH 31,
(DOLLARS IN THOUSANDS)                                                       2003
                                                                     Gross            Gross
                                                 Amortized         Unrealized       Unrealized
                                                    Cost              Gain             Loss           Fair Value
                                                 ---------         ----------       ----------        ----------
Available for Sale Securities:
  U.S. government and agency debt                 $ 28,197          $    899          $  --           $ 29,096
  Mortgage-backed securities                       206,400             5,155           (187)           211,368
  Collateralized mortgage obligations               17,432               493             --             17,925
  Municipal obligations                             54,498             1,184             --             55,682
  Corporate debt obligations                         5,624               390             --              6,014
  Marketable equity securities                       9,751             2,634           (203)            12,182
                                                  --------          --------          -----           --------
     Total available for sale securities          $321,902          $ 10,755          $(390)          $332,267
                                                  ========          ========          =====           ========
Held to Maturity Securities:
  Corporate debt obligations                      $  2,961          $    182          $  --           $  3,143
                                                  ========          ========          =====           ========

DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                       2002
                                                                     Gross            Gross
                                                 Amortized         Unrealized       Unrealized
                                                    Cost              Gain             Loss           Fair Value
                                                 ---------         ----------       ----------        ----------

Available for Sale Securities:
  U.S. government and agency debt                 $ 47,088          $  1,395          $  --           $ 48,483
  Mortgage-backed securities                       161,657             5,084             --            166,741
  Collateralized mortgage obligations                8,638               495             --              9,133
  Municipal obligations                             55,167             1,086             --             56,253
  Corporate debt obligations                        20,587               390             --             20,977
  Marketable equity securities                       9,991             2,793           (175)            12,609
                                                  --------          --------          -----           --------
     Total available for sale securities          $303,128          $ 11,243          $(175)          $314,196
                                                  ========          ========          =====           ========
Held to Maturity Securities:
     Corporate debt obligations                   $  2,951          $    206          $  --           $  3,157
                                                  ========          ========          =====           ========

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GA FINANCIAL, INC.

NOTE 4. LOANS

      Loans consist of the following:

                                                     MARCH 31,       DECEMBER 31,
(DOLLARS IN THOUSANDS)                                 2003              2002
                                                     ---------         ---------
Loan Balances:
  Mortgage Loans:
     Residential ...........................        $ 199,895         $ 218,905
     Multi-family ..........................           10,824            10,629
     Commercial real estate ................          107,690           100,376
     Commercial and residential
       construction and development(1) .....           34,243            29,506
                                                    ---------         ---------
       Total mortgage loans ................          352,652           359,416
  Consumer Loans:
     Home equity ...........................           74,793            74,959
     Unsecured personal ....................            3,250             2,993
     Loans on deposit accounts .............              700               940
     Automobile ............................              195               212
                                                    ---------         ---------
       Total consumer loans ................           78,938            79,104
  Commercial Business Loans:
     Secured business ......................           22,672            23,240
     Unsecured business ....................            6,895             7,620
                                                    ---------         ---------
       Total commercial business loans .....           29,567            30,860
  Education loans held for sale ............              643            14,795
  Net deferred costs (fees) ................               16              (107)
                                                    ---------         ---------
       Total loans .........................          461,816           484,068
  Less:
     Allowance for loan losses .............           (3,931)           (3,896)
                                                    ---------         ---------
       Net loans ...........................        $ 457,885         $ 480,172
                                                    =========         =========

(1) Amounts for March 31, 2003 and December 31, 2002 are net of available funds for disbursement of $18.8 million and $21.6 million, respectively.

      The Company purchased approximately $18.4 million and $5.5 million, for the three months ended March 31, 2003 and 2002, respectively, of residential loans collateralized by single-family properties located within its primary market area.

      At March 31, 2003 and December 31, 2002, the Company had $2.2 million and $1.5 million in loans which were not accruing interest. The increase in nonperforming loans was due to the addition of an impaired commercial real estate loan that was performing and classified as "special mention" at December 31, 2002. Based on subsequent information the loan was downgraded to "substandard" and placed on nonaccural status at March 31, 2003. The remaining nonperforming loans at March 31, 2003 as consistent with December 31, 2002 were comprised of residential mortgages and consumer home equity loans. In addition, the Company had $83,000 and $34,000 of foreclosed assets at March 31, 2003 and December 31, 2002, respectively.

      The following table sets forth the changes in the allowance for loan losses for the three months ended March 31, 2003:


(DOLLARS IN THOUSANDS)
Allowance for Loan Losses:
  Balance at December 31, 2002 ......................................   $ 3,896
     Charge-offs ....................................................      (345)
     Recoveries .....................................................         2
                                                                        -------
       Net charge-offs ..............................................      (343)
     Provision for loan losses ......................................       378
                                                                        -------
  Balance at March 31, 2003 .........................................   $ 3,931
                                                                        =======

      The following table presents information regarding the Company's nonperforming assets for the dates indicated:

                                                          MARCH 31,    DECEMBER 31,
(DOLLARS IN THOUSANDS)                                      2003          2002
                                                          -------       -------
Nonperforming Assets:
  Nonperforming loans ..............................      $ 2,194       $ 1,470
  Foreclosed assets ................................           83            34
                                                          -------       -------
     Total nonperforming assets ....................      $ 2,277       $ 1,504
                                                          =======       =======
Nonperforming loans to loans .......................         0.48%         0.30%
Nonperforming assets to assets .....................         0.26          0.18
Allowance for loan losses to loans .................         0.85          0.80
Allowance for loan losses to
  nonperforming assets .............................       172.64        259.04
                                                          =======       =======

NOTE 5. SUPPLEMENTARY CASH FLOW INFORMATION

      Cash paid for the three months ended March 31, for interest and income taxes, was approximately $5.1 million and $120,000, respectively in 2003, and $5.8 million and $140,000, respectively in 2002.

      Noncash investing activity consisted of $60,000 of loans transferred to foreclosed assets during the three months ended March 31, 2003 and 2002, respectively.

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

      The calculation of basic and diluted earnings per share follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GA FINANCIAL, INC.

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                      2003         2002
                                                                                   ----------   ----------
Basic Earnings Per Share:
  Net income ...................................................................   $    1,737   $    1,475
  Basic average shares outstanding .............................................    4,830,752    5,072,973
                                                                                   ----------   ----------
     Basic earnings per share ..................................................   $     0.36   $     0.29
                                                                                   ==========   ==========
Diluted Earnings Per Share:
  Net income ...................................................................   $    1,737   $    1,475
  Basic average shares outstanding .............................................    4,830,752    5,072,973
  Effect of dilutive securities:
     Shares issuable upon exercise of outstanding stock options and stock awards      186,405       92,142
  Diluted average shares outstanding ...........................................    5,017,157    5,165,115
                                                                                   ----------   ----------
     Diluted earnings per share ................................................   $     0.35   $     0.29
                                                                                   ==========   ==========

NOTE 7. STOCK-BASED COMPENSATION

      The Company has elected to follow Accounting Principles Board Opinion No. 25,"Accounting For Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Because the Company accounts for stock options using APB 25, no compensation expense has been recorded in the financial statements. Had compensation cost for these stock options been determined based on the fair value at the grant date consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                            2003            2002
                                                                          ---------      ---------
Net income                                        As reported ......      $  1,737       $  1,475
Expense related to options granted, net of tax    Pro forma ........           (51)           (22)
Net income                                        Pro forma ........         1,686          1,453
                                                                          ---------      ---------

Basic earnings per share                          As reported ......      $   0.36       $   0.29
                                                  Pro forma ........          0.35           0.29
                                                                          ---------      ---------

Diluted earnings per share                        As reported ......      $   0.35       $   0.29
                                                  Pro forma ........          0.34           0.28
                                                                          ---------      ---------

NOTE 8. GUARANTEES

      The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company's customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's credit assessment of the customer. The maximum potential amount of future payments the Company could be required to make under these standby letters of credit at March 31, 2003 is $5.3 million. Currently no liability has been recognized by the Company for these obligations. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

NOTE 9. SUBSEQUENT EVENTS

      The Annual Meeting of Shareholders of GA Financial, Inc. was held on April 23, 2003. Of the 5,149,242 shares eligible to vote, 4,099,578 were voted by proxy and ballot.

      The shareholders elected the Company's two nominees for directors, as described in the Company's annual meeting proxy statement. The results for re-election of John M. Kish as director were 2,117,179 shares or 51.7% "for" and 46,118 shares or 1.1% "withheld." The results for re-election of Darrell J.
Hess as director were 4,007,188 shares or 97.7% "for" and 92,390 shares or 2.3% "withheld." The results for Lawerence B. Seidman, the nominee of Seidman & Associates LLC who was not elected, were 1,926,903 shares or 47.0% "for" and 9,378 shares or 0.2% "withheld." The other continuing directors of the Company are Thomas E. Bugel, Thomas M. Stanton, Robert J. Ventura, and David R. Wasik.

      Also, shareholders ratified KPMG LLP as the independent auditors for the Company for the fiscal year ending December 31, 2003. The results were 3,914,365 shares or 95.5% "for," 124,636 shares or 3.0% "against," and 60,577 shares or 1.5% "abstain."

      On April 28, 2003, the Board of Directors declared a cash dividend of $0.20 per share to shareholders of record on May 13, 2003, payable on May 23, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
GA FINANCIAL, INC.

THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, NOTES, AND TABLES INCLUDED IN THIS REPORT.

OVERVIEW

      GA Financial, Inc. (the "Company") was incorporated in December 1995, and is the holding company for Great American Federal (the "Bank"), a community bank and the Company's principal subsidiary, New Eagle Capital, Inc., an investment company, and the Bank's wholly owned subsidiaries, GA Financial Strategies, LLC, which provides wealth management services, Steel City Investments, Inc. established in December 2002 to hold and manage investments securities, and Great American Financial Services, Inc., currently inactive.

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

      The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowed funds. The Company also generates noninterest income, such as service fees, gains on the sale of securities and education loans, earnings on bank owned life insurance, wealth management fees, and other miscellaneous noninterest income. The Company's operating expenses consist primarily of compensation and employee benefits, occupancy, furniture and equipment, marketing, and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory agencies.

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

      Further discussion of the estimates used in determining the allowance for loan losses appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses" on page 17 and "Notes to the Consolidated Financial Statements - Note 1. Accounting Policies - Allowance For Loan Losses" on pages 30 and 31 of the Company's 2002 Annual Report to Shareholders.

AVAILABLE INFORMATION

      The Company makes available free of charge copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. This information is available without charge via the Company's Internet website at www.greatamericanfederal.com. This reference to the Company's website is here for the convenience of shareholders as required by the Securities and Exchange Commission.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION AT
MARCH 31, 2003 AND DECEMBER 31, 2002

ASSETS

      The Company's total assets were $867.9 million at March 31, 2003, an increase of $9.8 million or 1.1% compared to total assets of $858.0 million at December 31, 2002.

      Cash increased $10.3 million or 48.2% to $31.6 million at March 31, 2003 due to repayment of loans and securities, and sales, calls, and maturities of securities.

      Available for sale securities increased $18.1 million or 5.8% to $332.3 million at March 31, 2003 due to the reinvestment of funds from loan repayments and the sale of education loans.

      Total loans decreased $22.3 million or 4.6% to $461.8 million at March 31, 2003 primarily due to decreases in residential loans from refinance activity and the sale of a substantial portion of the education loan portfolio. This decrease was offset partially by increases in commercial real estate and commercial and residential construction and development loans.

      Prepaid expenses and other assets increased $5.2 million or 35.8% to $19.6 million at March 31, 2003 primarily due to timing differences from the funding and recording of loans.

LIABILITIES

      Total liabilities were $771.4 million at March 31, 2003 an increase of $13.9 million or 1.8% compared to total liabilities of $757.5 million at December 31, 2002.

      Total deposits increased $14.2 million or 2.7% to $538.2 million. The increase was primarily from strong growth in money market deposit accounts and modest growth in savings and noninterest-bearing checking accounts. This increase was partially offset by a decline in certificate of deposit accounts. This activity is consistent with the Company's strategic focus on restructuring its deposit mix from time deposits to lower cost transaction deposits.

      Borrowed funds remained unchanged at $221.6 million at March 31, 2003.Although the Company did pay-off maturing FHLB advances during

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
GA FINANCIAL, INC.

the quarter, these borrowings were renewed with short-term maturities and continue to be evaluated based on the needs of the Company.

      Accrued interest payable increased $1.2 million or 72.5% to $2.8 million at March 31, 2003 primarily due to the timing of interest accrued on deposit accounts and borrowed funds.

      Other liabilities decreased $1.5 million or 19.4% to $6.3 million at March 31, 2003 due to timing differences from the receipt and application of payments for purchased loans serviced by others.

SHAREHOLDERS' EQUITY

      Shareholders' equity decreased $4.0 million or 4.0% to $96.5 million at March 31, 2003.This was due primarily to the repurchase of 175,650 shares of common stock totaling $4.5 million (under the Company's 5% repurchase program, 81,413 shares remain to be purchased at March 31, 2003), payment of dividends of $979,000, and a decrease in accumulated comprehensive income of $444,000.This decrease was partially offset by net income of $1.7 million.

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

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
(DOLLARS IN THOUSANDS)                                               2003                                      2002
                                                   ------------------------------------      -------------------------------------
                                                                               Weighted                                   Weighted
                                                                                Average                                    Average
                                                   Average                       Yield/      Average                        Yield/
                                                   Balance        Interest        Cost       Balance         Interest        Cost
                                                   -------        --------        ----       -------         --------        ----
ASSETS
  Interest-Earning Assets:
    Deposits ................................      $  27,459      $      78       1.14%      $  30,947      $     124         1.60%
    Securities(1), (2) ......................        324,134          4,200       5.18         333,032          4,660         5.60
    Loans, net(3) ...........................        467,422          7,927       6.78         458,728          8,312         7.25
    FHLB stock ..............................         12,333             99       3.21          11,700            129         4.41
                                                   ---------      ---------       ----       ---------      ---------         ----
      Total interest-earning assets .........        831,348         12,304       5.92         834,407         13,225         6.34
    Noninterest-earning assets ..............         31,943                                    28,735
                                                   ---------      ---------       ----       ---------      ---------         ----
      Total assets ..........................      $ 863,291                                 $ 863,142
                                                   =========      =========       ====       =========      =========         ====
LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-Bearing Liabilities:
    Checking accounts .......................      $  42,021      $      47       0.45%      $  40,766      $      71         0.70%
    Money market deposit accounts ...........         75,169            443       2.36          66,718            384         2.30
    Savings accounts ........................        151,377            769       2.03         132,412            777         2.35
    Certificates of deposit .................        229,960          2,406       4.19         260,167          3,294         5.06
                                                   ---------      ---------       ----       ---------      ---------         ----
      Total interest-bearing deposits .......        498,527          3,665       2.94         500,063          4,526         3.62
    Borrowed funds ..........................        221,575          2,592       4.68         225,931          2,923         5.18
    Other ...................................          2,183              9       1.65           2,024              7         1.38
                                                   ---------      ---------       ----       ---------      ---------         ----
      Total interest-bearing liabilities ....        722,285          6,266       3.47         728,018          7,456         4.10
    Noninterest-bearing deposits ............         31,648                                    31,757
    All other noninterest-bearing liabilities          9,185                                     5,669
    Total noninterest-bearing liabilities ...         40,833                                    37,426
    Shareholders' equity ....................        100,173                                    97,698
                                                   ---------      ---------       ----       ---------      ---------         ----
      Total liabilities and
        shareholders' equity ................      $ 863,291                                 $ 863,142
                                                   =========      =========       ====       =========      =========         ====
Net interest income .........................                     $   6,038                                 $   5,769
Interest rate spread(4) .....................                                     2.45%                                       2.24%
Net interest margin(5) ......................                                     2.91%                                       2.77%
                                                                                  ====                                        ====

(1)   Includes unamortized discounts and premiums.

(2) Includes municipal obligations; yield and interest are stated on a taxable equivalent basis.

(3) Amount is net of deferred costs (fees), undisbursed funds, discounts and premiums, estimated allowance for loan losses, and includes education loans held for sale, and nonperforming loans.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
GA FINANCIAL, INC.

REVIEW OF THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NET INCOME

      Net income for the three months ended March 31, 2003 increased $262,000 or 17.8% as compared to March 31, 2002. Changes in the components of net income are discussed herein.

INTEREST INCOME

      Total interest income decreased $891,000 ($921,000 on a taxable equivalent basis) or 6.9% to $11.9 million for the three months ended March 31, 2003. This was primarily the result of a decrease of 42 basis points in the average yield on average interest-earning assets, and a decrease of $3.1 million in average interest-earning assets. Taxable equivalent interest on securities decreased $460,000 or 9.9% due to a decrease in the average balance of $8.9 million or 2.7%, and a decrease in the average yield of 42 basis points. Interest income on loans decreased $385,000 or 4.6% due to a decrease in the average yield of 47 basis points which was partially offset by an increase in the average balance of $8.7 million.

INTEREST EXPENSE

      Total interest expense decreased $1.2 million or 16.0% to $6.3 million for the three months ended March 31, 2003. This was primarily the result of a decrease of 63 basis points in the average cost of average interest-bearing liabilities coupled with a decrease of $5.7 million in the average balance. The interest expense on interest-bearing deposits decreased $861,000 or 19.0%.This was the result of a decrease of 68 basis points in the average cost and a decline in the average balance of $1.5 million. This decrease is consistent with the Company's focus on restructuring deposit accounts from time deposits to lower cost transaction deposits. Interest expense on borrowed funds decreased $331,000 or 11.3% due primarily to a decrease in the average cost of 50 basis points and a decrease in the average balance of $4.4 million. This reduction was due to the pay-off of FHLB advances at maturity.

PROVISION FOR LOAN LOSSES

      The provision for loan losses for the three months ended March 31, 2003 was $378,000 as compared to $300,000 for the three months ended March 31, 2002. The allowance for loan losses to loans and nonperforming assets was 0.85% and 173%, respectively at March 31, 2003, as compared to 0.80% and 259%, respectively at December 31, 2002 and 0.74% and 218%, respectively at March 31, 2002. The current quarter provision was primarily influenced by a charge-off of $221,000 against the allowance for loan losses. This charge-off was the result of certain information obtained by the Company relating to a $1.3 million commercial real estate loan, which was performing and classified as "special mention" at December 31, 2002. Based on subsequent information, the loan was downgraded to "substandard" and placed on nonaccrual status at March 31, 2003. The remaining provision for loan losses was the result of loan production, strategic growth in commercial real estate and construction/development loans, and current economic conditions. Nonperforming loans at March 31, 2003 were $2.2 million as compared to $1.5 million, respectively, for December 31, 2002 and March 31, 2002. The increase in nonperforming loans was primarily due to the deterioration and classification of the commercial real estate loan previously noted. The remaining balance of nonperforming loans was comprised of residential mortgages and consumer home equity loans. The nonperforming loans for December 31, 2002 and March 31, 2002, were comprised primarily of residential mortgages and consumer home equity loans. The Company monitors all nonperforming loans which could impact the provision for loan losses. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans which are deemed probable based on information currently known to management. While management believes the Company's allowance for loan losses is sufficient to cover losses in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

NONINTEREST INCOME

      Total noninterest income increased $401,000 or 44.6% for the three months ended March 31, 2003. The increase was primarily due to increases in the net gains on sales of available for sale securities and the sale of education loans of $269,000 and $86,000, respectively. This increase was partially offset by a decrease of $46,000 in service fees.

NONINTEREST EXPENSE

      Total noninterest expense increased $211,000 or 5.2% for the three months ended March 31, 2003. This increase was due to an increase of $118,000 in compensation and employee benefits primarily related to the Company's Employee Stock Ownership Plan for which compensation expense is recorded based on the average fair value of the Company's stock and the number of shares earned and committed to be released. Additionally, there was an increase of $110,000 in furniture and equipment that was primarily related to the Company's first quarter 2003 conversion to its new core operating system whereby licensing fees and depreciation on related equipment were recorded.

PROVISION FOR INCOME TAXES

      The provision for income taxes increased $149,000 or 37.3% to $549,000 for the three months ended March 31, 2003. The effective tax rate for the three months ended March 31, 2003 was 24.0% as compared to 21.3% for the three months ended March 31, 2002. The increase in the effective tax rate was the result of a combination of higher pre-tax and taxable income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
GA FINANCIAL, INC.

OTHER MATTERS

LIQUIDITY RESOURCES

      The Company's primary sources of funds are deposits, repayments of loans and securities, sales, calls and maturities of securities, advances from the FHLB, and other borrowed funds. While scheduled maturities of securities and the amortization of loans are predictable sources of funds, deposit flows and prepayments on mortgages and mortgage-backed and related securities are greatly influenced by market interest rates, economic conditions, and competition.

      Liquidity can be analyzed by utilizing the Consolidated Statements of Cash Flows. Net cash used in operating activities was $1.4 million. Net cash provided by investing activities was $2.9 million. Net cash provided by financing activities was $8.8 million. Overall, cash and cash equivalents increased $10.3 million for the three months ended March 31, 2003.

      Management believes the Company has sufficient liquidity to meet current obligations to borrowers, depositors, debt holders, and others.

CAPITAL RESOURCES

      The Company is not required to maintain any minimum level of capital; however, the Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision ("OTS").

      At March 31, 2003, the Bank had exceeded the OTS requirements for tier I core (leverage), tier I risk-based, and total risk-based, and tangible capital. The OTS requires the Bank to maintain a minimum 4.00% tier I core (leverage) capital ratio (expressed as a percentage of adjusted total assets), a minimum tier I risk-based capital ratio of 4.00% and total risk-based capital ratio of 8.00% (both expressed as a percentage of risk-weighted assets, which includes off-balance sheet items), and a minimum tangible capital ratio of 1.50% of tangible assets, as defined by the OTS. The well-capitalized requirement for tier I core (leverage), tier I risk-based, and total risk-based ratios is 5.00%, 6.00%, and 10.00%, respectively. The Bank has consistently maintained all regulatory capital ratios at or above the well capitalized standards with tier I core (leverage) at 9.46%, tier I risk-based at 17.62%, total risk-based at 18.70%, and tangible at 9.46% at March 31, 2003.

OTHER

      The Company announced in the first quarter of 2002 that it selected Kirchman Bankway(TM) as its core operating system solution. The Company made this investment to support its longer term profitability goals, enhance its speed to market in developing and introducing new competitive products, and improve its already high level of customer service. The conversion to the new system was completed in the first quarter of 2003.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3,"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the financial position, results of operations, or liquidity of the Company.

      In November 2002, the FASB issued Interpretation No. 45, ("FIN
45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the existing disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued ("disclosure requirements"). This interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee ("recognition and measurement provisions"). The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the financial position, results of operations, or liquidity of the Company.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of SFAS No.
123. This statement amends SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure on both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition alternatives of SFAS No. 148 are available for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the financial position, results of operations, or liquidity of the Company.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the financial position, results of operations, or liquidity of the Company.

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

      The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of Director approved guidelines. Through such management, the Company monitors its interest rate risk and seeks to reduce the vulnerability of its operations to changes in interest rates. The Company's Board of Directors has established an Asset/Liability Management Committee, which is responsible for reviewing its asset/liability policies, securities portfolio, interest rate risk position, liquidity and meets at least on a quarterly basis. The Asset Liability Management Committee reviews trends in interest rates, changes in the market value of the Company's investment securities portfolio, all investment security purchases, sales, maturities, and calls, the financial position of the Company, the Company's actual performance to budgeted performance, the Company's interest rate position as measured by changes in its net income and net portfolio value under certain interest rate scenarios, and the projected impact of such interest rate scenarios on its earnings and capital. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

      In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) purchasing adjustable interest rate and shorter term fixed-rate mortgage-backed and related securities; (2) investing in shorter term fixed-rate corporate debt and government agency bonds or in such types of bonds with adjustable interest rates; (3) originating shorter term and adjustable interest rate commercial, residential mortgage, and consumer loan products; and (4) emphasizing transaction and longer term time deposits. To manage the interest rate risk of the Company, the Board of Directors has also established parameters relating to the types of securities in which the Company may invest and parameters relating to the types of deposits which may be offered by the Company and rates which may be paid on such deposits.

      Market risk is the risk of losses resulting from adverse changes in market pricing and rates. The Company's market risk is primarily its interest rate risk associated with its investing, lending, deposit, and borrowing activities. Interest rate risk arises when interest rates on assets change in a different time period or in a different proportion from that of liabilities. Management actively monitors its interest rate sensitivity position with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Interest rate risk is considered by management to be the Company's most significant market risk that could materially impact the Company's financial position or results of operations.

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

      The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls including any corrective actions with regard to significant deficiencies and material weaknesses by the chief executive officer and chief financial officer.

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

Date May 15, 2003


     GA Financial, Inc.
     --------------------------------
     (Registrant)


By   /s/ John M. Kish
     --------------------------------
     John M. Kish
     Chairman of the Board and Chief Executive Officer
     (Principal Executive Officer)


By   /s/ James V. Dionise
     --------------------------------
     James V. Dionise
     Chief Financial Officer and Secretary
     (Principal Financial and Accounting Officer)

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


Date: May 15, 2003


/s/ John M. Kish
-------------------------------------------------
John M. Kish
Chairman of the Board and Chief Executive Officer

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

Date: May 15, 2003


/s/ James V. Dionise
-------------------------------------
James V. Dionise
Chief Financial Officer and Secretary