Form 10-Q
period 2003-06-30
GA FINANCIAL INC/PA
filed 2003-08-14
CIK 1005313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 -------------
                                   FORM 10-Q
                                 -------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO
                               ---------------    ---------------

                         COMMISSION FILE NUMBER 1-14154

                               GA FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       25-1780835
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

         4750 CLAIRTON BOULEVARD                             15236
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

                                 -------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in rule 12b-2 of the Exchange Act). Yes X   No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

5,025,092 shares of common stock, par value $0.01 per share, were outstanding at July 31, 2003.

                               GA FINANCIAL, INC.
                                   FORM 10-Q
                                 JUNE 30, 2003


                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION .................     1
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME .....     2
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY .................     3
          CONSOLIDATED STATEMENTS OF CASH FLOWS ..........................     4
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS .................     5
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS ........................................     9
Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....    15
Item 4.   CONTROLS AND PROCEDURES ........................................    15


PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS ..............................................    16
Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ......................    16
Item 3.   DEFAULTS UPON SENIOR SECURITIES ................................    16
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............    16
Item 5.   OTHER INFORMATION ..............................................    16
Item 6.   EXHIBITS AND REPORTS ON FORM 8-K ...............................    16

SIGNATURES ...............................................................    17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
GA FINANCIAL, INC.

                                                                       (UNAUDITED)
                                                                         JUNE 30,     DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                          2003           2002
------------------------------------------------                          ----           ----
ASSETS
  Cash (including interest-bearing deposits of $15,869 and $16,415) .   $  20,002      $  21,343
  Held for trading securities, at fair value ........................         135            129
  Available for sale securities, at fair value ......................     368,311        314,196
  Held to maturity securities, at cost ..............................       2,971          2,951
                                                                        ---------      ---------
    Total securities ................................................     371,417        317,276
  Education loans held for sale .....................................         740         14,795
  Loans (net of deferred costs (fees) of $16 and $(107)).............     468,019        469,273
                                                                        ---------      ---------
    Total loans .....................................................     468,759        484,068
  Allowance for loan losses .........................................      (3,956)        (3,896)
                                                                        ---------      ---------
    Net loans .......................................................     464,803        480,172
  Accrued interest receivable on securities .........................       2,146          2,323
  Accrued interest receivable on loans ..............................       2,313          3,125
  Federal Home Loan Bank stock ......................................      12,759         12,019
  Premises and equipment, net .......................................       6,075          6,289
  Foreclosed assets .................................................          23             34
  Securities sold, not settled ......................................       8,455            992
  Prepaid expenses and other assets .................................      15,663         14,462
                                                                        ---------      ---------
    Total assets ....................................................   $ 903,656      $ 858,035
                                                                        =========      =========

LIABILITIES
  Noninterest-bearing deposits ......................................   $  34,648      $  30,701
  Interest-bearing deposits .........................................     521,299        493,366
                                                                        ---------      ---------
    Total deposits ..................................................     555,947        524,067
  Borrowed funds ....................................................     230,525        221,575
  Advances from customers for taxes, insurance, and other ...........       3,078          2,372
  Accrued interest payable ..........................................       3,904          1,620
  Securities purchased, not settled .................................       7,024             --
  Other liabilities .................................................       6,708          7,860
                                                                        ---------      ---------
    Total liabilities ...............................................     807,186        757,494
                                                                        ---------      ---------

SHAREHOLDERS' EQUITY
  Preferred stock ($0.01 par value); 1,000,000 shares authorized;
    0 shares issued .................................................          --             --
  Common stock ($0.01 par value); 23,000,000 shares authorized;
    8,900,000 shares issued .........................................          89             89
  Additional paid-in capital ........................................      87,121         87,209
  Retained earnings, substantially restricted .......................      71,896         70,370
  Accumulated other comprehensive income, net of taxes ..............       6,759          6,973
  Unearned employee stock ownership plan (ESOP) shares ..............      (2,551)        (2,551)
  Unearned stock-based compensation plan (SCP) shares ...............        (285)          (296)
  Treasury stock, at cost (3,954,873 shares and 3,753,433 shares) ...     (66,559)       (61,253)
                                                                        ---------      ---------
    Total shareholders' equity ......................................      96,470        100,541
                                                                        ---------      ---------
    Total liabilities and shareholders' equity ......................   $ 903,656      $ 858,035
                                                                        =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
GA FINANCIAL, INC.

                                                                           (UNAUDITED)                        (UNAUDITED)
                                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                             JUNE 30,                           JUNE 30,
                                                                             --------                           --------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      2003             2002              2003               2002
------------------------------------------------                      ----             ----              ----               ----
INTEREST INCOME
  Loans .......................................................   $     7,640       $     8,529       $    15,566       $    16,841
  Securities:
    Taxable interest ..........................................         3,292             3,140             6,348             6,383
    Nontaxable interest .......................................           571               677             1,204             1,362
    Dividends .................................................           210               369               450               828
  Interest-bearing deposits ...................................            56               114               134               238
                                                                  -----------       -----------       -----------       -----------
    Total interest income .....................................        11,769            12,829            23,702            25,652
                                                                  -----------       -----------       -----------       -----------
INTEREST EXPENSE
  Interest-bearing deposits ...................................         3,452             4,413             7,117             8,940
  Borrowed funds ..............................................         2,614             2,833             5,206             5,755
  Other .......................................................            12                 8                21                15
                                                                  -----------       -----------       -----------       -----------
    Total interest expense ....................................         6,078             7,254            12,344            14,710
                                                                  -----------       -----------       -----------       -----------
    Net interest income .......................................         5,691             5,575            11,358            10,942
  Provision for loan losses ...................................            45               255               423               555
                                                                  -----------       -----------       -----------       -----------
    Net interest income after provision for loan losses .......         5,646             5,320            10,935            10,387
                                                                  -----------       -----------       -----------       -----------
NONINTEREST INCOME
  Service fees ................................................           521               669             1,072             1,266
  Net gain (loss) on sales of available for sale securities ...           719              (144)            1,121                (9)
  Writedown of securities .....................................            --              (141)               --              (141)
  Net gain (loss) on held for trading securities ..............             4               (12)                6               (11)
  Gain on sales of education loans held for sale ..............            --                --               123                37
  Gain on sale of branch ......................................            --               905                --               905
  Earnings on bank owned life insurance .......................           138               159               286               282
  Other .......................................................            17                12                91                18
                                                                  -----------       -----------       -----------       -----------
    Total noninterest income ..................................         1,399             1,448             2,699             2,347
                                                                  -----------       -----------       -----------       -----------
NONINTEREST EXPENSE
  Compensation and employee benefits ..........................         2,360             2,366             4,674             4,562
  Occupancy ...................................................           400               421               838               885
  Furniture and equipment .....................................           466               430               874               728
  Marketing ...................................................           272               150               381               219
  Deposit insurance premiums ..................................            21                23                43                47
  Loss on closure of branch ...................................            --               291                --               291
  Other .......................................................         1,234             1,160             2,246             2,201
                                                                  -----------       -----------       -----------       -----------
    Total noninterest expense .................................         4,753             4,841             9,056             8,933
                                                                  -----------       -----------       -----------       -----------
    Income before provision for income taxes ..................         2,292             1,927             4,578             3,801
  Provision for income taxes ..................................           586               395             1,135               795
                                                                  -----------       -----------       -----------       -----------
    Net income ................................................   $     1,706       $     1,532       $     3,443       $     3,006
                                                                  -----------       -----------       -----------       -----------
OTHER COMPREHENSIVE INCOME
  Unrealized holding gains on available for sale securities,
    net of taxes ..............................................   $       734       $     3,263       $       633       $     2,698
  Reclassification adjustment for net (gains) losses included
    in net income .............................................          (504)              184              (847)              (16)
                                                                  -----------       -----------       -----------       -----------
    Other comprehensive gain (loss) ...........................           230             3,447              (214)            2,682
                                                                  -----------       -----------       -----------       -----------
  Comprehensive income ........................................   $     1,936       $     4,979       $     3,229       $     5,688
                                                                  ===========       ===========       ===========       ===========
EARNINGS PER SHARE
Basic .........................................................   $      0.36       $      0.31       $      0.72       $      0.60
Diluted .......................................................   $      0.35       $      0.30       $      0.69       $      0.59
AVERAGE SHARES OUTSTANDING
Basic .........................................................     4,717,755         5,009,626         4,773,907         5,041,088
Diluted .......................................................     4,903,192         5,113,217         4,957,612         5,134,148
                                                                  ===========       ===========       ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
GA FINANCIAL, INC.

                                                                          ACCUMULATED
                                                                             OTHER                                         TOTAL
                                                 ADDITIONAL                 COMPRE-     UNEARNED   UNEARNED                SHARE-
(DOLLARS IN THOUSANDS,                 COMMON     PAID-IN     RETAINED      HENSIVE       ESOP       SCP       TREASURY    HOLDERS'
EXCEPT PER SHARE AMOUNTS)               STOCK     CAPITAL     EARNINGS      INCOME       SHARES     SHARES      STOCK      EQUITY
-------------------------               -----     -------     --------      ------       ------     ------      -----      ------
Balance at December 31, 2002 ........  $   89    $ 87,209     $ 70,370     $   6,973    $ (2,551)  $   (296)  $ (61,253)  $ 100,541
  Net income ........................      --          --        3,443            --          --         --          --       3,443
  Other comprehensive loss, net
    of tax(1) .......................      --          --           --          (214)         --         --          --        (214)
  Cash dividends paid ($0.40 per
    share) ..........................      --          --       (1,917)           --          --         --          --      (1,917)
  Stock repurchased .................      --          --           --            --          --         --      (5,518)     (5,518)
  SCP, net of tax:
    Stock options exercised .........      --        (121)          --            --          --         --         198          77
    Stock awards granted ............      --          33           --            --          --        (92)         61           2
    Stock awards forfeited ..........      --          --           --            --          --         47         (47)         --
    Stock awards expensed ...........      --          --           --            --          --         56          --          56
                                       ------    --------     --------     ---------    --------   --------   ---------   ---------
Balance at June 30, 2003 ............  $   89    $ 87,121     $ 71,896     $   6,759    $ (2,551)  $   (285)  $ (66,559)  $  96,470
                                       ======    ========     ========     =========    ========   ========   =========   =========

(1) Other comprehensive loss for the six months ended June 30, 2003 is net of a tax benefit of $125.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
GA FINANCIAL, INC.

                                                                                      (UNAUDITED)
                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                        --------
(DOLLARS IN THOUSANDS)                                                            2003            2002
----------------------                                                            ----            ----
OPERATING ACTIVITIES
Net income .................................................................   $   3,443       $   3,006
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for loan losses ................................................         423             555
  Depreciation .............................................................         452             500
  Net (gain) loss on disposal of premises and equipment ....................          (9)            189
  Net premium amortization (discount accretion) on securities ..............       1,825            (244)
  Amortization of net deferred loan costs ..................................         123              69
  Amortization of intangibles ..............................................          85              93
  Net (gain) loss on held for trading securities ...........................          (6)             11
  Net (gain) loss on sales of available for sale securities ................      (1,121)              9
  Writedown of securities ..................................................          --             141
  Gain on sales of education loans held for sale ...........................        (123)            (37)
  Net gain on sales of foreclosed assets ...................................         (15)            (50)
  Expense recognition of ESOP shares .......................................         643             454
  Expense recognition of SCP shares ........................................          56              48
  Decrease (increase) in accrued interest receivable .......................         989            (114)
  Increase in bank owned life insurance ....................................        (286)           (282)
  (Increase) decrease in prepaid expenses and other assets .................      (1,000)            232
  Net (decrease) increase in other liabilities .............................      (1,669)            856
  Increase in accrued interest payable .....................................       2,284           2,983
                                                                               ---------       ---------
    Net cash provided by operating activities ..............................       6,094           8,419
                                                                               ---------       ---------
INVESTING ACTIVITIES
  Proceeds from sales of available for sale securities .....................      46,643          49,942
  Repayments and maturities of available for sale securities ...............      74,757         155,931
  Purchases of available for sale securities ...............................    (177,017)       (150,815)
  Proceeds from sales of education loans held for sale .....................      16,356           2,800
  Funding of education loans held for sale .................................      (2,178)         (2,873)
  Purchases of loans .......................................................     (45,196)        (27,746)
  Net decrease (increase) in loans .........................................      45,904          (4,109)
  Proceeds from sale of premises and equipment .............................           9               8
  Purchases of premises and equipment ......................................        (238)           (179)
  Proceeds from sales of foreclosed assets .................................          86             279
  (Purchase) redemption of FHLB stock ......................................        (740)          1,350
                                                                               ---------       ---------
    Net cash (used in) provided by investing activities ....................     (41,614)         24,588
                                                                               ---------       ---------
FINANCING ACTIVITIES
  Net increase in noninterest and interest-bearing deposits ................      45,934          15,969
  Net decrease in certificates of deposit ..................................     (14,054)        (21,825)
  Payments on borrowed funds ...............................................    (317,000)        (98,000)
  Proceeds from borrowed funds .............................................     325,950          90,000
  Cash dividends paid ......................................................      (1,917)         (1,812)
  Net increase in advances from customers for taxes, insurance, and other ..         706           1,055
  Purchases of treasury stock ..............................................      (5,518)         (2,176)
  Increase (decrease) in other stock transactions ..........................          78            (273)
                                                                               ---------       ---------
    Net cash provided by (used in) financing activities ....................      34,179         (17,062)
                                                                               ---------       ---------
Net (decrease) increase in cash and cash equivalents .......................      (1,341)         15,945
                                                                               ---------       ---------
Cash and cash equivalents at beginning of period ...........................      21,343          29,859
                                                                               ---------       ---------
Cash and cash equivalents at end of period .................................   $  20,002       $  45,804
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

NOTE 2. SUBSIDIARY/SEGMENT REPORTING

      The consolidated operating results of GA Financial, Inc. are presented as a single financial services segment. GA Financial, Inc. is the parent company of Great American Federal, a community bank and the Company's principal subsidiary, New Eagle Capital, Inc., an investment company, and the Bank's wholly owned subsidiaries, GA Financial Strategies, LLC, which provides wealth management services, Steel City Investments, Inc., established in December 2002 to hold and manage investment securities, and Great American Financial Services, Inc., currently inactive. GA Financial, Inc. and New Eagle Capital, Inc., and the Bank's wholly owned subsidiary Steel City Investments, Inc. are incorporated in the state of Delaware. Great American Federal, is a federally chartered savings and loan institution while its wholly owned subsidiaries, GA Financial Strategies, LLC, and Great American Financial Services, Inc. are incorporated in the state of Pennsylvania.

      The following table sets forth selected financial data for the Company's subsidiaries, parent company, and consolidated results:

(DOLLARS IN THOUSANDS)
----------------------                                                   GA
                                                                      Financial,
                                           Great        New Eagle       Inc.
                                          American      Capital,      (Parent           Net
JUNE 30, 2003                             Federal         Inc.        Company)      Eliminations   Consolidated
-------------                             --------      ---------     --------      ------------   ------------
Assets ................................   $894,640      $45,127      $  96,574       $(132,685)      $903,656
Liabilities ...........................    806,623        2,347            104          (1,888)       807,186
Shareholders' equity ..................     88,017       42,780         96,470        (130,797)        96,470
                                          ========      =======      =========       =========       ========
DECEMBER 31, 2002
-----------------                         --------      -------      ---------       ---------       --------
Assets ................................   $842,594      $43,436      $ 129,297       $(157,292)      $858,035
Liabilities ...........................    757,256        1,769         28,756         (30,287)       757,494
Shareholders' equity ..................     85,338       41,667        100,541        (127,005)       100,541
                                          ========      =======      =========       =========       ========
THREE MONTHS ENDED JUNE 30, 2003
--------------------------------          --------      -------      ---------       ---------       --------
Interest income .......................   $ 11,654      $   474      $      67       $    (426)      $ 11,769
Interest expense ......................      6,145           --            359            (426)         6,078
Provision for loan losses .............         45           --             --              --             45
Noninterest income ....................      1,121          270              8              --          1,399
Noninterest expense ...................      4,500           13            240              --          4,753
Provision (benefit) for income taxes ..        517          248           (179)             --            586
Net income (loss) .....................      1,568          483           (345)             --          1,706
                                          ========      =======      =========       =========       ========
SIX MONTHS ENDED JUNE 30, 2003
------------------------------            --------      -------      ---------       ---------       --------
Interest income .......................   $ 23,439      $   936      $     134       $    (807)      $ 23,702
Interest expense ......................     12,478           --            673            (807)        12,344
Provision for loan losses .............        423           --             --              --            423
Noninterest income ....................      2,279          404             16              --          2,699
Noninterest expense ...................      8,698           26            332              --          9,056
Provision (benefit) for income taxes ..        981          446           (292)             --          1,135
Net income (loss) .....................      3,138          868           (563)             --          3,443
                                          ========      =======      =========       =========       ========

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GA FINANCIAL, INC.

(DOLLARS IN THOUSANDS)                                                    GA
----------------------                                                 Financial,
                                           Great       New Eagle          Inc.
                                          American      Capital,        (Parent           Net
JUNE 30, 2002                             Federal         Inc.          Company)      Eliminations   Consolidated
-------------                             -------         ----          --------      ------------   ------------
Assets ................................   $840,402      $ 42,276       $ 123,513       $(147,822)      $858,369
Liabilities ...........................    760,730         1,361          25,005         (27,235)       759,861
Shareholders' equity ..................     79,672        40,915          98,508        (120,587)        98,508
                                          ========      ========       =========       =========       ========
THREE MONTHS ENDED JUNE 30, 2002
--------------------------------          --------      --------       ---------       ---------       --------
Interest income .......................   $ 12,694      $    417       $      83       $    (365)      $ 12,829
Interest expense ......................      7,337            --             282            (365)         7,254
Provision for loan losses .............        255            --              --              --            255
Noninterest income ....................      1,583          (142)              7              --          1,448
Noninterest expense ...................      4,620            21             200              --          4,841
Provision (benefit) for income taxes ..        440            85            (130)             --            395
Net income (loss) .....................      1,625           169            (262)             --          1,532
                                          ========      ========       =========       =========       ========
SIX MONTHS ENDED JUNE 30, 2002
------------------------------            --------      --------       ---------       ---------       --------
Interest income .......................   $ 25,350      $    840       $     167       $    (705)      $ 25,652
Interest expense ......................     14,875            --             540            (705)        14,710
Provision for loan losses .............        555            --              --              --            555
Noninterest income ....................      2,400           (68)             15              --          2,347
Noninterest expense ...................      8,587            34             312              --          8,933
Provision (benefit) for income taxes ..        770           250            (225)             --            795
Net income (loss) .....................      2,963           488            (445)             --          3,006
                                          ========      ========       =========       =========       ========

NOTE 3. SECURITIES

      The amortized cost and estimated fair value of available for sale and held to maturity securities are as follows:

JUNE 30,
(DOLLARS IN THOUSANDS)                                              2003
----------------------                                              ----
                                                            Gross         Gross
                                            Amortized     Unrealized    Unrealized
                                              Cost          Gain           Loss        Fair Value
                                              ----          ----           ----        ----------
Available for Sale Securities:
  U.S. government and agency debt ........   $ 45,143      $    588      $     (7)      $ 45,724
  Mortgage-backed securities .............    224,927         4,992          (124)       229,795
  Collateralized mortgage obligations ....     21,522           505           (11)        22,016
  Municipal obligations ..................     51,473         1,527           (18)        52,982
  Corporate debt obligations .............      4,986           359            --          5,345
  Marketable equity securities ...........      9,531         2,964           (46)        12,449
                                             --------      --------      --------       --------
    Total available for sale securities ..   $357,582      $ 10,935      $   (206)      $368,311
                                             ========      ========      ========       ========
Held to Maturity Securities:
  Corporate debt obligations .............   $  2,971      $    141      $     --       $  3,112
                                             ========      ========      ========       ========

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GA FINANCIAL, INC.

DECEMBER 31,
(DOLLARS IN THOUSANDS)                                              2002
----------------------                                              ----
                                                            Gross         Gross
                                             Amortized    Unrealized    Unrealized
                                               Cost          Gain          Loss        Fair Value
                                               ----          ----          ----        ----------
Available for Sale Securities:
  U.S. government and agency debt.........   $ 47,088      $  1,395      $     --       $ 48,483
  Mortgage-backed securities .............    161,657         5,084            --        166,741
  Collateralized mortgage obligations ....      8,638           495            --          9,133
  Municipal obligations ..................     55,167         1,086            --         56,253
  Corporate debt obligations .............     20,587           390            --         20,977
  Marketable equity securities ...........      9,991         2,793          (175)        12,609
                                             --------      --------      --------       --------
    Total available for sale securities ..   $303,128      $ 11,243      $   (175)      $314,196
                                             ========      ========      ========       ========
Held to Maturity Securities:
  Corporate debt obligations .............   $  2,951      $    206      $     --       $  3,157
                                             ========      ========      ========       ========

NOTE 4. LOANS

      Loans consist of the following:

                                            JUNE 30,      DECEMBER 31,
(DOLLARS IN THOUSANDS)                       2003            2002
----------------------                       ----            ----
Loan Balances:
  Mortgage Loans:
    Residential .........................  $ 198,571       $ 218,905
    Multi-family ........................     12,275          10,629
    Commercial real estate ..............     98,386         100,376
    Commercial and residential
      construction and development(1) ...     44,095          29,506
                                           ---------       ---------
      Total mortgage loans ..............    353,327         359,416
  Consumer Loans:
    Home equity .........................     78,860          74,959
    Unsecured personal ..................      3,254           2,993
    Loans on deposit accounts ...........        625             940
    Automobile ..........................        177             212
                                           ---------       ---------
      Total consumer loans ..............     82,916          79,104
  Commercial Business Loans:
    Secured business ....................     25,763          23,240
    Unsecured business ..................      5,997           7,620
                                           ---------       ---------
      Total commercial business loans ...     31,760          30,860
  Education loans held for sale .........        740          14,795
  Net deferred costs (fees) .............         16            (107)
                                           ---------       ---------
      Total loans .......................    468,759         484,068
  Less:
    Allowance for loan losses ...........     (3,956)         (3,896)
                                           ---------       ---------
      Net loans .........................  $ 464,803       $ 480,172
                                           =========       =========

1 Amounts for June 30, 2003 and December 31, 2002 are net of available funds for disbursement of $22.8 million and $21.6 million, respectively.

      The Company purchased approximately $45.2 million and $27.7 million, for the six months ended June 30, 2003 and 2002, respectively, of residential loans collateralized by single-family properties located within its primary market area.

      At June 30, 2003 and December 31, 2002, the Company had $2.6 million and $1.5 million in loans which were not accruing interest. The increase in nonperforming loans was due to the addition of an impaired commercial real estate loan that was performing and classified as "special mention" at December 31, 2002. Based on subsequent information the loan was downgraded to "substandard" and placed on nonaccrual status at March 31, 2003. The remaining nonperforming loans at June 30, 2003, consistent with December 31, 2002 were comprised of residential mortgages and consumer home equity loans. In addition, the Company had $23,000 and $34,000 of foreclosed assets at June 30, 2003 and December 31, 2002, respectively.

      The following table sets forth the changes in the allowance for loan losses for the six months ended June 30, 2003:

(DOLLARS IN THOUSANDS)
----------------------
Allowance for Loan Losses:
  Balance at December 31, 2002 .. $ 3,896
    Charge-offs .................    (401)
    Recoveries ..................      38
                                  -------
      Net charge-offs ...........    (363)
    Provision for loan losses ...     423
                                  -------
  Balance at June 30, 2003 ...... $ 3,956
                                  =======

      The following table presents information regarding the Company's nonperforming assets for the dates indicated:

                                         JUNE 30,      DECEMBER 31,
(DOLLARS IN THOUSANDS)                     2003           2002
----------------------                     ----           ----
Nonperforming Assets:
  Nonperforming loans ...............   $   2,600       $   1,470
  Foreclosed assets .................          23              34
                                        ---------       ---------
    Total nonperforming assets ......   $   2,623       $   1,504
                                        =========       =========
Nonperforming loans to loans ........        0.55%           0.30%
Nonperforming assets to assets ......        0.29            0.18
Allowance for loan losses to loans ..        0.84            0.80
Allowance for loan losses to
  nonperforming assets ..............      150.82          259.04
                                        =========       =========

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GA FINANCIAL, INC.

NOTE 5. SUPPLEMENTARY CASH FLOW INFORMATION

      Cash paid for the six months ended June 30, for interest and income taxes, was approximately $10.1 million and $1.3 million, respectively in 2003, and $11.7 million and $1.1 million, respectively in 2002.

      Noncash investing activities consisted of $8.5 million of securities sold, not settled and $7.0 million of securities purchased, not settled for the six months ended June 30, 2003, in addition to $60,000 and $272,000 of loans transferred to foreclosed assets during the six months ended June 30, 2003 and 2002, respectively.


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

      The calculation of basic and diluted earnings per share follows:

                                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                      JUNE 30,                  JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                 2003          2002        2003          2002
------------------------------------------------                                 ----          ----        ----          ----
Basic Earnings Per Share:

  Net income ..............................................................       $1,706       $1,532       $3,443       $3,006
  Basic average shares outstanding ........................................    4,717,755    5,009,626    4,773,907    5,041,088
                                                                              ----------   ----------   ----------   ----------
    Basic earnings per share ..............................................       $ 0.36       $ 0.31       $ 0.72       $ 0.60
                                                                              ==========   ==========   ==========   ==========

Diluted Earnings Per Share:

  Net income ..............................................................       $1,706       $1,532       $3,443       $3,006
  Basic average shares outstanding ........................................    4,717,755    5,009,626    4,773,907    5,041,088
  Effect of dilutive securities:
    Shares issuable upon exercise of outstanding stock options and
      stock awards.........................................................      185,437      103,591      183,705       93,060
  Diluted average shares outstanding ......................................    4,903,192    5,113,217    4,957,612    5,134,148
                                                                              ----------   ----------   ----------   ----------
    Diluted earnings per share ............................................       $ 0.35       $ 0.30       $ 0.69       $ 0.59
                                                                              ==========   ==========   ==========   ==========

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


                                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                               JUNE 30,                   JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           2003       2002            2003       2002
------------------------------------------------                           ----       ----            ----       ----
Net income                                        As reported .......     $1,706     $1,532          $3,443     $3,006
Expense related to options granted, net of tax    Pro forma .........        (41)       (44)            (92)       (66)
Net income                                        Pro forma .........      1,665      1,488           3,351      2,940
                                                                          ------     ------          ------     ------

Basic earnings per share                          As reported .......     $ 0.36     $ 0.31          $ 0.72     $ 0.60
                                                  Pro forma .........       0.35       0.30            0.70       0.58
                                                                          ------     ------          ------     ------

Diluted earnings per share                        As reported .......     $ 0.35     $ 0.30          $ 0.69     $ 0.59
                                                  Pro forma .........       0.34       0.29            0.68       0.57
                                                                          ------     ------          ------     ------

NOTE 8. GUARANTEES

      The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company's customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's credit assessment of the customer. The maximum potential amount of future payments the Company could be required to make under these standby letters of credit at June 30, 2003 is $5.3 million. Currently no liability has been recognized by the Company for these obligations. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

NOTE 9. SUBSEQUENT EVENTS

      On July 30, 2003, the Board of Directors declared a cash dividend of $0.20 per share to shareholders of record on August 12, 2003, payable on August 22, 2003.

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION AT JUNE 30, 2003 AND DECEMBER 31,
2002

ASSETS

      The Company's total assets were $903.7 million at June 30, 2003, an increase of $45.6 million or 5.3% compared to total assets of $858.0 million at December 31, 2002.

      Available for sale securities increased $54.1 million or 17.2% to $368.3 million at June 30, 2003 due to the reinvestment of funds from loan repayments, the sale of education loans and growth in money market deposit accounts. Additionally, the Company had $8.5 million of securities sold, not settled, as compared to $992,000 of securities sold, not settled at December 31, 2002.

      Total loans decreased $15.3 million or 3.2% to $468.8 million at June 30, 2003 primarily due to decreases in residential and commercial real estate loans from refinance activity and the sale of a substantial portion of the education loan portfolio. This decrease was partially offset by increases in commercial and residential construction and development, consumer, multi-family and commercial business loans.

LIABILITIES

      Total liabilities were $807.2 million at June 30, 2003 an increase of $49.7 million or 6.6% compared to total liabilities of $757.5 million at December 31, 2002.

      Total deposits increased $31.9 million or 6.1% to $555.9 million at June 30, 2003. The increase was primarily from strong growth in money market deposit accounts and modest growth in noninterest-bearing checking accounts. This increase was partially offset by a decline in certificates of deposit and savings accounts. This activity is consistent with the Company's strategic focus on restructuring the deposit mix from time deposits to lower cost transaction deposits.

      Borrowed funds increased $9.0 million or 4.0% to $230.5 million at June 30, 2003. These funds were borrowed with short-term maturities and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
GA FINANCIAL, INC.

were utilized to purchase securities and fund loans. In addition, during the period, maturing FHLB advances were paid-off and other short-term FHLB borrowings were established based on the needs of the Company.

      Accrued interest payable increased $2.3 million or 141.0% to $3.9 million at June 30, 2003 primarily due to the timing of accrued interest payable on deposit accounts and borrowed funds.

      The Company also had $7.0 million of securities purchased, not settled at June 30, 2003.

SHAREHOLDERS' EQUITY

      Shareholders' equity decreased $4.1 million or 4.0% to $96.5 million at June 30, 2003. This was due primarily to the repurchase of 214,900 shares of common stock totaling $5.5 million (under the Company's 5% repurchase program, 42,163 shares remain to be purchased at June 30, 2003), payment of dividends of $1.9 million, and a decrease in accumulated other comprehensive income of $214,000. This decrease was partially offset by net income of $3.4 million.

                                                                                 THREE MONTHS ENDED
                                                                                       JUNE 30,
(DOLLARS IN THOUSANDS)                                                 2003                               2002
----------------------                                                 ----                               ----
                                                                                 Weighted                          Weighted
                                                                                  Average                           Average
                                                            Average                Yield/    Average                Yield/
                                                            Balance    Interest     Cost     Balance    Interest     Cost
                                                            -------    --------  --------    -------    --------   --------
ASSETS
  Interest-Earning Assets:
    Deposits ............................................   $ 22,882    $    56     0.98%    $ 30,153    $  114      1.51%
    Securities(1),(2) ...................................    349,538      4,339     4.97      317,107     4,494      5.67
    Loans, net(3) .......................................    457,156      7,640     6.68      476,836     8,529      7.15
    FHLB stock ..........................................     12,437         70     2.25       11,158        90      3.23
                                                            --------    -------     ----     --------    ------      ----
      Total interest-earning assets .....................    842,013     12,105     5.75      835,254    13,227      6.33
  Noninterest-earning assets ............................     36,217                           29,479
                                                            --------    -------     ----     --------    ------      ----
      Total assets ......................................   $878,230                         $864,733
                                                            ========    =======     ====     ========    ======      ====
LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-Bearing Liabilities:
    Checking accounts ...................................   $ 39,543    $    43     0.43%    $ 40,934    $   54      0.53%
    Money market deposit accounts .......................     97,474        553     2.27       66,448       382      2.30
    Savings accounts ....................................    149,854        611     1.63      141,775       837      2.36
    Certificates of deposit .............................    223,943      2,245     4.01      252,178     3,140      4.98
                                                            --------    -------     ----     --------    ------      ----
      Total interest-bearing deposits ...................    510,814      3,452     2.70      501,335     4,413      3.52
    Borrowed funds ......................................    222,773      2,614     4.69      221,575     2,833      5.11
    Other ...............................................      2,521         12     1.90        2,479         8      1.29
                                                           ---------    -------     ----     --------    ------      ----
      Total interest-bearing liabilities ................    736,108      6,078     3.30      725,389     7,254      4.00
    Noninterest-bearing deposits ........................     34,247                           34,705
    All other noninterest-bearing liabilities ...........     10,696                            6,571
    Total noninterest-bearing liabilities ...............     44,943                           41,276
    Shareholders' equity ................................     97,179                           98,068
                                                          ----------    -------     ----     --------     -----      ----
      Total liabilities and
        shareholders' equity ............................   $878,230                         $864,733
                                                            ========    =======     ====     ========     =====      ====
Net interest income .....................................               $ 6,027                          $5,973
Interest rate spread(4) .................................                           2.45%                            2.33%
Net interest margin(5) ..................................                           2.86%                            2.86%
                                                            ========    =======     ====     ========    ======      ====


1     Includes unamortized discounts and premiums.

2 Includes municipal obligations; yield and interest are stated on a taxable equivalent basis.

3 Amount is net of deferred costs (fees), undisbursed funds, discounts and premiums, estimated allowance for loan losses, and includes education loans held for sale, and nonperforming loans.

4 Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities on a taxable equivalent basis.

5 Net interest margin represents net interest income on a taxable equivalent basis divided by average interest-earning assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
GA FINANCIAL, INC.

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
(DOLLARS IN THOUSANDS)                                                   2003                             2002
----------------------                                                   ----                             ----
                                                                                    Weighted                         Weighted
                                                                                    Average                          Average
                                                              Average                Yield/    Average                Yield/
                                                              Balance   Interest      Cost     Balance   Interest      Cost
                                                              -------   --------     -----     -------   --------      -----
ASSETS
  Interest-Earning Assets:
    Deposits .........................................      $ 25,158    $   134       1.07%   $ 30,548   $   238        1.56%
    Securities (1),(2) ...............................       336,907      8,540       5.07     325,025     9,153        5.63
    Loans, net (3) ...................................       462,260     15,566       6.73     467,832    16,841        7.20
    FHLB stock .......................................        12,385        169       2.73      11,428       220        3.85
                                                            --------    -------       ----    --------   -------        ----
      Total interest-earning assets ..................       836,710     24,409       5.83     834,833    26,452        6.34
    Noninterest-earning assets .......................        34,092                            29,109
                                                            --------    -------       ----    --------   -------        ----
      Total assets                                          $870,802                          $863,942
                                                            ========    =======       ====    ========   =======        ====

LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-Bearing Liabilities:
    Checking accounts ................................      $ 39,652    $    90       0.45%   $ 40,850   $   125        0.61%
    Money market deposit accounts ....................        87,507        996       2.28      66,582       766        2.30
    Savings accounts .................................       150,611      1,380       1.83     137,121     1,614        2.35
    Certificates of deposit ..........................       226,935      4,651       4.10     256,149     6,435        5.02
                                                            --------    -------       ----    --------   -------        ----
      Total interest-bearing deposits ................       504,705      7,117       2.82     500,702     8,940        3.57
    Borrowed funds ...................................       222,177      5,206       4.69     223,741     5,755        5.14
    Other ............................................         2,353         21       1.78       2,253        15        1.33
                                                            --------    -------       ----    --------   -------        ----
      Total interest-bearing liabilities .............       729,235     12,344       3.39     726,696    14,710        4.05
    Noninterest-bearing deposits .....................        32,955                            33,239
    All other noninterest-bearing liabilities ........         9,944                             6,123
    Total noninterest-bearing liabilities ............        42,899                            39,362
    Shareholders' equity .............................        98,668                            97,884
                                                            --------    -------       ----    --------   -------        ----
      Total liabilities and
        shareholders' equity .........................      $870,802                          $863,942
                                                            ========    =======       ====    ========   =======        ====
Net interest income ..................................                  $12,065                          $11,742
Interest rate spread (4) .............................                                2.44%                             2.29%
Net interest margin (5) ..............................                                2.88%                             2.81%
                                                            ========    =======       ====    ========   =======        ====


1     Includes unamortized discounts and premiums.

2 Includes municipal obligations; yield and interest are stated on a taxable equivalent basis.

3 Amount is net of deferred costs (fees), undisbursed funds, discounts and premiums, estimated allowance for loan losses, and includes education loans held for sale, and nonperforming loans.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
GA FINANCIAL, INC.

REVIEW OF THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

NET INCOME

      Net income for the three months ended June 30, 2003 increased $174,000 or 11.4% as compared to the three months ended June 30, 2002. Changes in the components of net income are discussed herein.


INTEREST INCOME

      Total interest income decreased $1.1 million ($1.1 million on a taxable equivalent basis) or 8.3% to $11.8 million for the three months ended June 30, 2003.This was primarily the result of a decrease of 58 basis points in the average yield on average interest-earning assets, which was partially offset by an increase of $6.8 million in average interest-earning assets. Interest income on loans decreased $889,000 or 10.4% due to a decrease in the average yield of 47 basis points and a decrease in the average balance of $19.7 million. Taxable equivalent interest on securities decreased $155,000 or 3.4% due to a decrease in the average yield of 70 basis points, which was partially offset by an increase in the average balance of $32.4 million.


INTEREST EXPENSE

      Total interest expense decreased $1.2 million or 16.2% to $6.1 million for the three months ended June 30, 2003.This was primarily the result of a decrease of 70 basis points in the average cost on average interest-bearing liabilities, which was partially offset by an increase of $10.7 million in the average balance. The interest expense on interest-bearing deposits decreased $961,000 or 21.8%.This was the result of a decrease in the average cost of 82 basis points, which was partially offset by an increase in the average balance of $9.5 million. This activity is consistent with the Company's focus on restructuring deposit accounts from time deposits to lower cost transaction deposits. Interest expense on borrowed funds decreased $219,000 or 7.7% due primarily to a decrease in the average cost of 42 basis points, which was partially offset by an increase in the average balance of $1.2 million.


PROVISION FOR LOAN LOSSES

      The provision for loan losses for the three months ended June 30, 2003 was $45,000 as compared to $255,000 for the three months ended June 30, 2002.The allowance for loan losses to loans and nonperforming assets was 0.84% and 151%, respectively at June 30, 2003, as compared to 0.80% and 259%, respectively at December 31, 2002 and 0.76% and 207%, respectively at June 30, 2002.The current quarter provision was primarily influenced by the evolving composition of the loan portfolio whereby there were decreases due to refinances and pay-offs of loans, including loans with higher risk ratings such as commercial real estate loans. Although there were increases that partially offset these declines particularly in commercial and residential construction and development and commercial business loans, these increases and current risk ratings did not require significant provisions to maintain an appropriate level of coverage. Nonperforming loans at June 30, 2003 were $2.6 million as compared to $1.5 million and $1.6 million, respectively, for December 31, 2002 and June 30, 2002.The increase in nonperforming loans was primarily due to the addition of a commercial real estate loan with a current balance of $1.0 million, which was downgraded from "special mention" to "substandard" at March 31, 2003.The remaining balance of nonperforming loans were comprised of residential mortgages and consumer home equity loans. The nonperforming loans for December 31, 2002 and June 30, 2002, were comprised primarily of residential mortgages and consumer home equity loans. The Company monitors all nonperforming loans which could impact the provision for loan losses. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans which are deemed probable based on information currently known to management. While management believes the Company's allowance for loan losses is sufficient to cover losses in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

NONINTEREST INCOME

      Total noninterest income decreased $49,000 or 3.4% for the three months ended June 30, 2003.This was primarily the result of the recognition of several significant items in the three months ended June 30, 2002. In that period, the Company recorded a $905,000 gain on the sale of its North Huntingdon community branch office, which was offset by a $141,000 charge to record an other-than-temporary decline in the valuation of certain investment securities and $144,000 of net losses on the sale of available for sale securities. Secondarily, the decrease was related to a decline of $148,000 in service fees for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.The overall decrease was partially offset by the recognition of $719,000 in net gains on the sale of available for sale securities for the three months ended June 30, 2003.

NONINTEREST EXPENSE

      Total noninterest expense decreased $88,000 or 1.8% for the three months ended June 30, 2003.This was primarily the result of the recognition of several significant expenses in the three months ended June 30, 2002. In that period the Company recorded a $291,000 loss on the closure of the Company's North Versailles Wal-Mart based satellite branch office and $141,000 of costs related to community branch office staffing reductions. These items were partially offset by increases for the three months ended June 30, 2003 of $163,000 for charges included in marketing and other noninterest expense recorded in connection with the contested election of Directors at its 2003 Annual Meeting of Shareholders and the related subsequent litigation and $85,000 of additional compensation and employee benefits, compared to expense recorded for the three months ended June 30, 2002, related to the Company's Employee Stock Ownership Plan for which compensation expense is recorded based on the average fair value of the Company's stock and the number of shares earned and committed to be released.

PROVISION FOR INCOME TAXES

      The provision for income taxes increased $191,000 or 48.4% to $586,000 for the three months ended June 30, 2003.The effective tax rate for the three months ended June 30, 2003 was 25.6% as compared to 20.5% for the three months ended June 30, 2002.The increase in the effective tax rate was the result of a combination of higher pre-tax and taxable income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
GA FINANCIAL, INC.


REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

NET INCOME

      Net income for the six months ended June 30, 2003 increased $437,000 or 14.5% as compared to the six months ended June 30, 2002. Changes in the components of net income are discussed herein.


INTEREST INCOME

      Total interest income decreased $2.0 million ($2.0 million on a taxable equivalent basis) or 7.6% to $23.7 million for the six months ended June 30, 2003. This was primarily the result of a decrease of 51 basis points in the average yield on average interest-earning assets, which was partially offset by an increase of $1.9 million in average interest-earning assets. Interest income on loans decreased $1.3 million or 7.6% due to a decrease in the average yield of 47 basis points and a decrease in the average balance of $5.6 million. Taxable equivalent interest on securities decreased $613,000 or 6.7% due to a decrease in the average yield of 56 basis points, which was partially offset by an increase in the average balance of $11.9 million.

INTEREST EXPENSE

      Total interest expense decreased $2.4 million or 16.1% to $12.3 million for the six months ended June 30, 2003. This was primarily the result of a decrease of 66 basis points in the average cost on average interest-bearing liabilities, which was partially offset by an increase of $2.5 million in the average balance. The interest expense on interest-bearing deposits decreased $1.8 million or 20.4%.This was the result of a decrease in the average cost of 75 basis points, which was partially offset by an increase in the average balance of $4.0 million. This activity is consistent with the Company's focus on restructuring deposit accounts from time deposits to lower cost transaction deposits. Interest expense on borrowed funds decreased $549,000 or 9.5% due primarily to a decrease in the average cost of 45 basis points and a decrease in the average balance of $1.6 million.

PROVISION FOR LOAN LOSSES

      The provision for loan losses for the six months ended June 30, 2003 was $423,000 as compared to $555,000 for the six months ended June 30, 2002. The allowance for loan losses to loans and nonperforming assets was 0.84% and 151%, respectively at June 30, 2003, as compared to 0.80% and 259%, respectively at December 31, 2002 and 0.76% and 207%, respectively at June 30, 2002. The current year provision was primarily influenced by a charge-off of $221,000 against the allowance for loan losses for the three months ended March 31, 2003. This charge-off was the result of certain information obtained by the Company relating to a $1.3 million commercial real estate loan, which was performing and classified as "special mention" at December 31, 2002. Based on subsequent information, the loan was downgraded to "substandard" and placed on nonaccrual status at March 31, 2003. The remaining provision for loan losses was primarily influenced by the evolving composition of the loan portfolio whereby there were decreases due to refinances and pay-offs of loans including loans with higher risk ratings such as commercial real estate loans. Although, there were increases that partially offset these declines particularly in commercial and residential construction and development and commercial business loans, these increases and current risk ratings did not require significant provisions to maintain an appropriate level of coverage. Nonperforming loans at June 30, 2003 were $2.6 million as compared to $1.5 million and $1.6 million, respectively, for December 31, 2002 and June 30, 2002. The increase in nonperforming loans was primarily due to the addition of the commercial real estate loan previously noted. The remaining balance of nonperforming loans were comprised of residential mortgages and consumer home equity loans. The nonperforming loans for December 31, 2002 and June 30, 2002, were comprised primarily of residential mortgages and consumer home equity loans. The Company monitors all nonperforming loans which could impact the provision for loan losses. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans which are deemed probable based on information currently known to management. While management believes the Company's allowance for loan losses is sufficient to cover losses in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

NONINTEREST INCOME

      Total noninterest income increased $352,000 or 15.0% for the six months ended June 30, 2003. This was primarily the result of the recognition of $1.1 million of net gains on the sale of available securities, which was partially offset by a decrease of $194,000 in service fees. The increase for the six months ended June 30, 2003 was partially offset by several significant items that occurred in the six months ended June 30, 2002. In that period, the Company recorded a $905,000 gain on the sale of its North Huntingdon community branch office, which was offset by a $141,000 charge to record an other-than-temporary decline in the valuation of certain investment securities.

NONINTEREST EXPENSE

      Total noninterest expense increased $123,000 or 1.4% for the six months ended June 30, 2003. This was primarily the result of the recognition of an additional $189,000 in compensation and employee benefits expense, related to the Company's Employee Stock Ownership Plan for which compensation expense is recorded based on the average fair value of the Company's stock and the number of shares earned and committed to be released, compared to the six months ended June 30, 2002. Also, the Company incurred $185,000 of charges included in marketing and other noninterest expense recorded in connection with the contested election of Directors at its 2003 Annual Meeting of Shareholders and the related subsequent litigation. Additionally, there was an increase of $146,000 in furniture and equipment that was primarily related to the Company's first quarter 2003 conversion to its new core operating system whereby licensing fees and depreciation on related equipment were recorded. The overall increase in the current six months ended is net of several significant items that were recorded in the six month period ended June 30, 2002. In that period the Company recorded a $291,000 loss on the closure of the Company's North Versailles Wal-Mart based satellite branch office and $141,000 related to community branch office staffing reductions.

PROVISION FOR INCOME TAXES

      The provision for income taxes increased $340,000 or 42.8% to $1.1 million for the six months ended June 30, 2003. The effective tax rate for the six months, ended June 30, 2003 was 24.8% as compared to 20.9% for the six months, ended June 30, 2002. The increase in the effective tax rate was the result of a combination of higher pre-tax and taxable income.

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

      Liquidity can be analyzed by utilizing the Consolidated Statements of Cash Flows. Net cash provided by operating activities was $6.1 million. Net cash used in investing activities was $41.6 million. Net cash provided by financing activities was $34.2 million. Overall, cash and cash equivalents decreased $1.3 million for the six months ended June 30, 2003.

      Management believes the Company has sufficient liquidity to meet current obligations to borrowers, depositors, debt holders, and others.

CAPITAL RESOURCES

      The Company is not required to maintain any minimum level of capital; however, the Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision ("OTS").

      At June 30, 2003, the Bank had exceeded the OTS requirements for tier I core (leverage), tier I risk-based, total risk-based, and tangible capital. The OTS requires the Bank to maintain a minimum 4.00% tier I core (leverage) capital ratio (expressed as a percentage of adjusted total assets), a minimum tier I risk-based capital ratio of 4.00%, total risk-based capital ratio of 8.00% (both expressed as a percentage of risk-weighted assets, which includes off-balance sheet items), and a minimum tangible capital ratio of 1.50% of tangible assets, as defined by the OTS. The well-capitalized requirement for tier I core (leverage), tier I risk-based, and total risk-based ratios is 5.00%, 6.00%, and 10.00%, respectively. The Bank has consistently maintained all regulatory capital ratios at or above the well capitalized standards with tier I core (leverage) at 9.24%, tier I risk-based at 17.28%, total risk-based at 18.32%, and tangible at 9.24% at June 30, 2003.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3,"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the financial position, results of operations, or liquidity of the Company.

      In November 2002, the FASB issued Interpretation No. 45, ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the existing disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. This interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the financial position, results of operations, or liquidity of the Company.

      In December 2002, the FASB issued SFAS No. 148,"Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of SFAS No. 123. This statement amends SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure on both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition alternatives of SFAS No. 148 are available for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the financial position, results of operations, or liquidity of the Company.

      In April 2003, the FASB issued SFAS No. 149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133,"Accounting for Derivative Instruments and Hedging Activities." This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the financial position, results of operations, or liquidity of the Company.

      In May 2003, the FASB issued SFAS No. 150,"Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6,"Elements of Financial Statements." The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the financial position, results of operations, or liquidity of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
GA FINANCIAL, INC.

FORWARD-LOOKING STATEMENTS

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, and accounting principles and guidelines.These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

      Except as required by applicable law and regulation, the Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK GA FINANCIAL, INC.

      Management is responsible for monitoring and limiting the Company's exposure to interest rate risk within established guidelines while maximizing net interest income.The Company will continue to monitor its interest rate sensitivity with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates.

      The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of Director approved guidelines.Through such management, the Company monitors its interest rate risk and seeks to reduce the vulnerability of its operations to changes in interest rates.The Company's Board of Directors has established an Asset/Liability Management Committee, which is responsible for reviewing its asset/liability policies, securities portfolio, interest rate risk position, liquidity and meets at least on a quarterly basis. The Asset Liability Management Committee reviews trends in interest rates, changes in the market value of the Company's investment securities portfolio, all investment security purchases, sales, maturities, and calls, the financial position of the Company, the Company's actual performance to budgeted performance, the Company's interest rate position as measured by changes in its net income and net portfolio value under certain interest rate scenarios, and the projected impact of such interest rate scenarios on its earnings and capital. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

      In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) purchasing adjustable interest rate and shorter term fixed-rate mortgage-backed and related securities; (2) investing in shorter term fixed-rate corporate debt and government agency bonds or in such types of bonds with adjustable interest rates; (3) originating shorter term and adjustable interest rate commercial, residential mortgage, and consumer loan products; and (4) emphasizing transaction and longer term time deposits.To manage the interest rate risk of the Company, the Board of Directors has also established parameters relating to the types of securities in which the Company may invest and parameters relating to the types of deposits which may be offered by the Company and rates which may be paid on such deposits.

      Market risk is the risk of losses resulting from adverse changes in market pricing and rates.The Company's market risk is primarily its interest rate risk associated with its investing, lending, deposit, and borrowing activities. Interest rate risk arises when interest rates on assets change in a different time period or in a different proportion from that of liabilities. Management actively monitors its interest rate sensitivity position with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Interest rate risk is considered by management to be the Company's most significant market risk that could materially impact the Company's financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES
GA FINANCIAL, INC.

      The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period, the chief executive officer and chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

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

PART II. OTHER INFORMATION
GA FINANCIAL, INC.

ITEM 1. LEGAL PROCEEDINGS

      The Company and John M. Kish, the Chairman of the Board and Chief Executive Officer, were named as Defendants in a lawsuit filed in the Court of Chancery of the State of Delaware in and for New Castle County on June 12,
2003. The lawsuit was filed by Seidman & Associates, LLC and Lawerence B. Seidman, the Plaintiffs. The basis of the lawsuit is to overturn the certified results of the Company's April 23, 2003 Annual Meeting of Shareholders. The independent inspector of election for the meeting certified that John M. Kish and Darrell J. Hess were elected as Directors to serve three-year terms expiring in 2006. Mr. Seidman, the nominee of the Plaintiffs was not elected. The lawsuit asks the court to declare Mr. Seidman elected a director in place of Mr. Kish. The Company believes the lawsuit is without merit and is vigorously contesting it.

      The Company is not involved in any other pending legal proceedings other than routine legal proceedings in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition, results of operations, and cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of GA Financial, Inc. was held on April 23, 2003. Of the 5,149,242 shares eligible to vote, 4,099,578 were voted by proxy and ballot.

      The shareholders elected the Company's two nominees for directors, as described in the Company's annual meeting proxy statement. The results for re-election of John M. Kish as director were 2,117,179 shares or 51.7% "for" and 46,118 shares or 1.1% "withheld." The results for re-election of Darrell J. Hess as director were 4,007,188 shares or 97.7% "for" and 92,390 shares or 2.3% "withheld." The results for Lawerence B. Seidman, the nominee of Seidman & Associates LLC who was not elected, were 1,926,903 shares or 47.0% "for" and 9,378 shares or 0.2% "withheld." The other continuing directors of the Company are Thomas E. Bugel,Thomas M. Stanton, Robert J. Ventura, and David R. Wasik.

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

(a) Exhibits:

      3.1   Certificate of Incorporation of GA Financial, Inc.(1)

      3.2   Amended Bylaws of GA Financial, Inc.(2)

      4.0   Stock Certificates of GA Financial, Inc.(1)

      11.0 Computation of Earnings per Share. This is incorporated by reference to Note 6 of the Notes to the Consolidated Financial Statements.

      31.1  Rule 13a-14(a)/15d-14(a) Chief Executive Officer Certification.

      31.2  Rule 13a-14(a)/15d-14(a) Chief Financial Officer Certification.

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K:

      During the second quarter of 2003, the Company filed or furnished the following Current Reports on Form 8-K.


      (1) A report filed May 1, 2003, which included, under Items 7 and 9, the Company's press release announcing financial results for the quarter ended March 31, 2003.


      (2) A report filed May 2, 2003, which included under Item 9, the Company's disclosure of a discrepancy in the number of outstanding shares stated in the Proxy Statement compared to the shares reported as voteable on the Company's Certified Shareholder List.

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


Date     August 14, 2003
         -------------------------------------------------

         GA Financial, Inc.
         -------------------------------------------------
         (Registrant)


By       /s/ John M. Kish
         -------------------------------------------------
         John M. Kish
         Chairman of the Board and Chief Executive Officer
         (Principal Executive Officer)



By       /s/ James V. Dionise
         -------------------------------------------------
         James V.Dionise
         Chief Financial Officer and Secretary (Principal
         Financial and Accounting Officer)