Form 10-Q
period 2003-09-30
GA FINANCIAL INC/PA
filed 2003-11-14
CIK 1005313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 1-14154

                                GA FINANCIAL,INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         25-1780835
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

         4750 CLAIRTON BOULEVARD                             15236
         PITTSBURGH,PENNSYLVANIA                           (Zip Code)
(Address of principal executive offices)

                                 (412) 882-9946
               (Registrant's telephone number,including area code)

                                 NOT APPLICABLE
(Former name,former address,and former fiscal year,if changed since last report)

                         -------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
Yes  X   No
    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     5,025,092 shares of common stock,par value $0.01 per share,were outstanding at October 31,2003.

                               GA Financial, Inc.
                                    Form 10-Q
                               September 30, 2003

                                    Contents


                                                                                                      PAGE

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition .............................................1

          Consolidated Statements of Income and Comprehensive Income .................................2

          Consolidated Statement of Shareholders' Equity .............................................3

          Consolidated Statements of Cash Flows ......................................................4

          Notes to the Consolidated Financial Statements .............................................5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ......9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ................................15

Item 4.   Controls and Procedures ...................................................................16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings .........................................................................17

Item 2.   Changes in Securities and Use of Proceeds .................................................17

Item 3.   Defaults Upon Senior Securities ...........................................................17

Item 4.   Submission of Matters to a Vote of Security Holders .......................................17

Item 5.   Other Information .........................................................................17

Item 6.   Exhibits and Reports on Form 8-K ..........................................................17

SIGNATURES ..........................................................................................18


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Financial Condition
GA Financial, Inc.


                                                                                             (UNAUDITED)
                                                                                            SEPTEMBER 30,            DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                 2003                    2002
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash (including interest-earning deposits of $16,779 and $16,415).......................    $ 20,660                $ 21,343
   Held for trading securities, at fair value..............................................          --                     129
   Available for sale securities, at fair value............................................     311,877                 311,725
   Held to maturity securities, at cost....................................................       2,981                   2,951
---------------------------------------------------------------------------------------------------------------------------------
     Total securities......................................................................     314,858                 314,805
   Education loans held for sale...........................................................         806                  14,795
   Loans (net of deferred fees of $12 and $107)............................................     502,862                 469,273
---------------------------------------------------------------------------------------------------------------------------------
     Total loans...........................................................................     503,668                 484,068
   Allowance for loan losses...............................................................      (4,362)                 (3,896)
---------------------------------------------------------------------------------------------------------------------------------
     Net loans.............................................................................     499,306                 480,172
   Accrued interest receivable on securities...............................................       1,976                   2,323
   Accrued interest receivable on loans....................................................       2,386                   3,125
   Federal Home Loan Bank stock............................................................      13,973                  12,019
   Premises and equipment, net.............................................................       5,975                   6,289
   Foreclosed assets.......................................................................          37                      34
   Securities sold, not settled............................................................         272                     992
   Prepaid expenses and other assets.......................................................      23,519                  16,933
---------------------------------------------------------------------------------------------------------------------------------
     Total assets..........................................................................    $882,962                $858,035
=================================================================================================================================
LIABILITIES
   Noninterest-bearing deposits............................................................    $ 33,507                $ 30,701
   Interest-bearing deposits...............................................................     511,902                 493,366
---------------------------------------------------------------------------------------------------------------------------------
     Total deposits........................................................................     545,409                 524,067
   Borrowed funds..........................................................................     230,725                 221,575
   Advances from customers for taxes, insurance, and other.................................       2,169                   2,372
   Accrued interest payable................................................................       5,022                   1,620
   Other liabilities.......................................................................       5,053                   7,860
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities.....................................................................     788,378                 757,494
---------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
   Preferred stock ($0.01 par value); 1,000,000 shares authorized; 0 shares issued.........          --                      --
   Common stock ($0.01 par value); 23,000,000 shares authorized; 8,900,000 shares issued...          89                      89
   Additional paid-in capital..............................................................      86,878                  87,209
   Retained earnings, substantially restricted.............................................      72,699                  70,370
   Accumulated other comprehensive income, net of taxes....................................       3,961                   6,973
   Unearned employee stock ownership plan (ESOP) shares....................................      (2,551)                 (2,551)
   Unearned stock-based compensation plan (SCP) shares.....................................        (305)                   (296)
   Treasury stock, at cost (3,932,773 shares and 3,753,433 shares).........................     (66,187)                (61,253)
---------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity............................................................      94,584                 100,541
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity............................................    $882,962                $858,035
=================================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income
GA Financial, Inc.

                                                                                  (UNAUDITED)                (UNAUDITED)
                                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,               SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               2003          2002          2003          2002
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans..................................................................   $ 7,677       $ 8,636       $23,243      $25,477
   Securities:
     Taxable interest.....................................................     2,997         3,116         9,345        9,499
     Nontaxable interest..................................................       548           659         1,752        2,020
     Dividends............................................................       209           212           659        1,041
   Interest-bearing deposits..............................................        22           116           156          354
---------------------------------------------------------------------------------------------------------------------------------
     Total interest income................................................    11,453        12,739        35,155       38,391
---------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest-bearing deposits..............................................     2,945         4,252        10,063       13,192
   Borrowed funds.........................................................     2,582         2,705         7,788        8,460
   Other..................................................................        12             8            32           24
---------------------------------------------------------------------------------------------------------------------------------
     Total interest expense...............................................     5,539         6,965        17,883       21,676
---------------------------------------------------------------------------------------------------------------------------------
     Net interest income..................................................     5,914         5,774        17,272       16,715
   Provision for loan losses..............................................       442           135           865          690
---------------------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses..................     5,472         5,639        16,407       16,025
---------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
   Service fees...........................................................       667           704         1,739        1,969
   Net gain on sales of available for sale securities.....................       585           202         1,707          193
   Writedown of securities................................................        --            --            --         (141)
   Net loss on held for trading securities................................        (7)          (28)           --          (40)
   Gain on sales of education loans held for sale.........................        --            47           123           85
   Gain on sale of branch.................................................        --            --            --          905
   Earnings on bank owned life insurance..................................       171           147           456          429
   Other..................................................................        13             7           104           27
---------------------------------------------------------------------------------------------------------------------------------
     Total noninterest income.............................................     1,429         1,079         4,129        3,427
---------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
   Compensation and employee benefits.....................................     2,365         2,286         7,039        6,869
   Occupancy..............................................................       364           366         1,203        1,302
   Furniture and equipment................................................       443           372         1,317        1,100
   Marketing..............................................................       158           179           539          398
   Deposit insurance premiums.............................................        16            23            59           70
   Loss on closure of branch..............................................        --            --            --          208
   Other..................................................................     1,171         1,051         3,417        3,263
---------------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense............................................     4,517         4,277        13,574       13,210
---------------------------------------------------------------------------------------------------------------------------------
     Income before provision for income taxes.............................     2,384         2,441         6,962        6,242
---------------------------------------------------------------------------------------------------------------------------------
     Provision for income taxes...........................................       639           617         1,774        1,412
---------------------------------------------------------------------------------------------------------------------------------
     Net income...........................................................   $ 1,745       $ 1,824       $ 5,188      $ 4,830
=================================================================================================================================

OTHER COMPREHENSIVE INCOME
   Unrealized holding (losses) gains on available for sale
     securities, net of taxes                                                $(2,166)      $ 2,315       $(1,475)     $ 4,891
   Reclassification adjustment for net gains included in net income.......      (632)         (143)       (1,537)         (37)
---------------------------------------------------------------------------------------------------------------------------------
     Other comprehensive (loss) gain......................................    (2,798)        2,172        (3,012)       4,854
---------------------------------------------------------------------------------------------------------------------------------
     Comprehensive (loss) income..........................................   $(1,053)      $ 3,996       $ 2,176      $ 9,684
=================================================================================================================================
EARNINGS PER SHARE
Basic.....................................................................   $  0.37       $  0.37       $  1.09      $  0.96
Diluted...................................................................   $  0.36       $  0.36       $  1.05      $  0.94
Average Shares Outstanding
Basic..................................................................... 4,716,850     4,974,992     4,754,610    5,018,741
Diluted................................................................... 4,888,942     5,106,847     4,918,066    5,134,512
=================================================================================================================================



The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Shareholders' Equity (Unaudited)
GA Financial, Inc.

                                                                              ACCUMULATED
                                                                                 OTHER                                   TOTAL
                                                         ADDITIONAL             COMPRE-   UNEARNED UNEARNED              SHARE-
                                                 COMMON    PAID-     RETAINED   HENSIVE     ESOP     SCP      TREASURY  HOLDERS'
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  STOCK  IN CAPITAL  EARNINGS   INCOME     SHARES   SHARES      STOCK    EQUITY
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002.....................   $89   $87,209    $70,370   $6,973    $(2,551)    $(296)  $(61,253) $100,541
   Net income ...................................    --        --      5,188       --         --        --         --     5,188
   Other comprehensive loss, net of tax(1).......    --        --         --   (3,012)        --        --         --    (3,012)
   Cash dividends paid ($0.60 per share).........    --        --     (2,859)      --         --        --         --    (2,859)
   Stock repurchased.............................    --        --         --       --         --        --     (5,518)   (5,518)
   SCP, net of tax:
     Stock options exercised.....................    --      (387)        --       --         --        --        530       143
     Stock awards granted........................    --        56         --       --         --      (155)       101         2
     Stock awards forfeited......................    --        --         --       --         --        47        (47)       --
     Stock awards expensed.......................    --        --         --       --         --        99         --        99
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003....................   $89   $86,878    $72,699   $3,961    $(2,551)    $(305)  $(66,187)  $94,584
=================================================================================================================================


(1) Other comprehensive loss for the nine months ended September 30, 2003 is net of a tax benefit of $1,768.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
GA Financial, Inc.

                                                                                                           (UNAUDITED)
                                                                                                        NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                                              2003                 2002
----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income...................................................................................    $   5,188            $   4,830
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses.................................................................          865                  690
   Depreciation..............................................................................          671                  720
   Net (gain) loss on disposal of premises and equipment.....................................           (9)                 189
   Net premium amortization (discount accretion) on securities...............................        1,567                  (86)
   Amortization of net deferred loan fees....................................................           95                   36
   Amortization of intangibles...............................................................          127                  139
   Net loss on held for trading securities...................................................           --                   40
   Net gain on sales of available for sale securities........................................       (1,707)                (193)
   Writedown of securities...................................................................           --                  141
   Gain on sales of education loans held for sale............................................         (123)                 (85)
   Net gain on sales of foreclosed assets....................................................           (4)                 (70)
   Expense recognition of ESOP shares........................................................          972                  700
   Expense recognition of SCP shares.........................................................           99                   94
   Decrease (increase) in accrued interest receivable........................................        1,086                 (100)
   Increase in bank owned life insurance.....................................................         (456)                (429)
   (Increase) decrease in prepaid expenses and other assets..................................       (6,257)                 162
   Net (decrease) increase in other liabilities..............................................       (1,894)                 268
   Increase in accrued interest payable......................................................        3,402                3,790
----------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities...............................................        3,622               10,836
----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Proceeds from sales of available for sale securities......................................       79,434               82,145
   Repayments and maturities of available for sale securities................................      110,383              180,322
   Purchases of available for sale securities................................................     (193,790)            (213,630)
   Proceeds from sales of education loans held for sale......................................       16,356                6,446
   Funding of education loans held for sale..................................................       (2,244)              (5,837)
   Purchases of loans........................................................................      (77,348)             (38,152)
   Net decrease in loans.....................................................................       43,191                6,707
   Proceeds from sale of premises and equipment..............................................            9                    8
   Purchases of premises and equipment.......................................................         (357)                (321)
   Proceeds from sales of foreclosed assets..................................................           75                  496
   (Purchase) redemption of FHLB stock.......................................................       (1,954)               1,350
----------------------------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by investing activities.....................................      (26,245)              19,534
----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net increase in noninterest and interest-bearing deposits.................................       37,643               19,913
   Net decrease in certificates of deposit...................................................      (16,301)             (27,900)
   Payments on borrowed funds................................................................     (442,335)            (158,000)
   Proceeds from borrowed funds..............................................................      451,485              150,000
   Cash dividends paid.......................................................................       (2,859)              (2,702)
   Net decrease in advances from customers for taxes, insurance, and other...................         (203)                (256)
   Purchases of treasury stock...............................................................       (5,518)              (3,246)
   Increase (decrease) in other stock transactions...........................................           28                 (341)
----------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities.....................................       21,940              (22,532)
----------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents.........................................         (683)               7,838
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period.............................................       21,343               29,859
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period...................................................    $  20,660            $  37,697
==================================================================================================================================



The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements (Unaudited)
GA Financial, Inc.

NOTE 1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of GA Financial,Inc.(the "Company") and its subsidiaries, Great American Federal (the "Bank") and New Eagle Capital,Inc.,and the Bank's wholly owned subsidiaries,GA Financial Strategies,LLC, Steel City Investments,Inc.,and Great American Financial Services,Inc. Intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.Actual results could differ from those estimates.

     In the opinion of the management of the Company,the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.Certain information and note disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.For comparative purposes, reclassifications have been made to certain amounts previously reported to conform with the current period presentation in the consolidated financial statements.It is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's 2002 Annual Report to Shareholders and Annual Report on Form 10-K.

NOTE 2. SUBSIDIARY/SEGMENT REPORTING

     The consolidated operating results of GA Financial,Inc.are presented as a single financial services segment.GA Financial,Inc.is the parent company of Great American Federal,a community bank and the Company's principal subsidiary,New Eagle Capital,Inc.,an investment company,and the Bank's wholly owned subsidiaries,GA Financial Strategies,LLC, which provides wealth management services,Steel City Investments,Inc., established in December 2002 to hold and manage investment securities, and Great American Financial Services,Inc.,currently inactive.GA Financial,Inc.and New Eagle Capital,Inc.,and the Bank's wholly owned subsidiary Steel City Investments,Inc.are incorporated in the state of Delaware.Great American Federal,is a federally chartered savings and loan institution while its wholly owned subsidiaries,GA Financial Strategies,LLC, and Great American Financial Services,Inc.are incorporated in the state of Pennsylvania.

     The following table sets forth selected financial data for the Company's subsidiaries,parent company,and consolidated results:



(DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------------
                                                        GREAT
                                                       AMERICAN      NEW EAGLE   GA FINANCIAL, INC.      NET
SEPTEMBER 30, 2003                                      FEDERAL    CAPITAL, INC.  (PARENT COMPANY)  ELIMINATIONS  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
Assets.............................................   $874,598        $45,796        $ 92,708       $(130,140)      $882,962
Liabilities........................................    787,707          2,581          (1,876)            (34)       788,378
Shareholders' equity...............................     86,891         43,215          94,584        (130,106)        94,584
==================================================================================================================================
December 31, 2002
----------------------------------------------------------------------------------------------------------------------------------
Assets.............................................   $842,594        $43,436        $129,297       $(157,292)      $858,035
Liabilities........................................    757,256          1,769          28,756         (30,287)       757,494
Shareholders' equity...............................     85,338         41,667         100,541        (127,005)       100,541
==================================================================================================================================
THREE MONTHS ENDED SEPTEMBER 30, 2003
----------------------------------------------------------------------------------------------------------------------------------
Interest income....................................   $ 11,361        $   463        $     67       $    (438)      $ 11,453
Interest expense...................................      5,606             --             371            (438)         5,539
Provision for loan losses..........................        442             --              --              --            442
Noninterest income.................................      1,404             17               8              --          1,429
Noninterest expense................................      4,255             12             250              --          4,517
Provision (benefit) for income taxes...............        665            160            (186)             --            639
Net income (loss)..................................      1,797            308            (360)             --          1,745
==================================================================================================================================
NINE MONTHS ENDED SEPTEMBER 30, 2003
----------------------------------------------------------------------------------------------------------------------------------
Interest income....................................   $ 34,799       $  1,400        $    201       $  (1,245)      $ 35,155
Interest expense...................................     18,084             --           1,044          (1,245)        17,883
Provision for loan losses..........................        865             --              --              --            865
Noninterest income.................................      3,683            421              25              --          4,129
Noninterest expense................................     12,953             38             583              --         13,574
Provision (benefit) for income taxes...............      1,646            606            (478)             --          1,774
Net income (loss)..................................      4,934          1,177            (923)             --          5,188
==================================================================================================================================


Notes to the Consolidated Financial Statements (Unaudited)
GA Financial, Inc.


(DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------------
                                                        GREAT
                                                       AMERICAN      NEW EAGLE   GA FINANCIAL, INC.      NET
SEPTEMBER 30, 2002                                      FEDERAL    CAPITAL, INC.  (PARENT COMPANY)  ELIMINATIONS  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
Assets.............................................   $841,438        $42,910        $123,454       $(149,119)      $858,683
Liabilities........................................    757,989          1,587          22,934         (24,347)       758,163
Shareholders' equity...............................     83,449         41,323         100,520        (124,772)       100,520
==================================================================================================================================
THREE MONTHS ENDED SEPTEMBER 30, 2002
----------------------------------------------------------------------------------------------------------------------------------
Interest income....................................   $ 12,588        $   447        $     83       $    (379)      $ 12,739
Interest expense...................................      7,048             --             296            (379)         6,965
Provision for loan losses..........................        135             --              --              --            135
Noninterest income.................................      1,305           (235)              9              --          1,079
Noninterest expense................................      4,184             15              78              --          4,277
Provision (benefit) for income taxes...............        646             63             (92)             --            617
Net income (loss)..................................      1,880            134            (190)             --          1,824
==================================================================================================================================
NINE MONTHS ENDED SEPTEMBER 30, 2002
----------------------------------------------------------------------------------------------------------------------------------
Interest income....................................   $ 37,938        $ 1,287        $    248       $  (1,082)      $ 38,391
Interest expense...................................     21,924             --             834          (1,082)        21,676
Provision for loan losses..........................        690             --              --              --            690
Noninterest income.................................      3,705           (303)             25              --          3,427
Noninterest expense................................     12,771             49             390              --         13,210
Provision (benefit) for income taxes...............      1,416            313            (317)             --          1,412
Net income (loss)..................................      4,842            622            (634)             --          4,830
==================================================================================================================================



NOTE 3. SECURITIES

     The amortized cost and estimated fair value of available for sale and held to maturity securities are as follows:


SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                                          2003
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        GROSS           GROSS
                                                                      AMORTIZED      UNREALIZED      UNREALIZED
                                                                        COST            GAIN            LOSS          FAIR VALUE
----------------------------------------------------------------------------------------------------------------------------------
Available for Sale Securities:
   U.S. government and agency debt..................................  $ 33,053       $    127       $   (293)         $ 32,887
   Mortgage-backed securities.......................................   196,133          2,578           (734)          197,977
   Collateralized mortgage obligations..............................    19,756            356           (152)           19,960
   Municipal obligations............................................    44,757          1,157           (137)           45,777
   Corporate debt obligations.......................................     4,988            317             --             5,305
   Marketable equity securities.....................................     6,902          3,074             (5)            9,971
----------------------------------------------------------------------------------------------------------------------------------
     Total available for sale securities............................  $305,589       $  7,609       $ (1,321)         $311,877
==================================================================================================================================
Held to Maturity Securities:
   Corporate debt obligations.......................................  $  2,981       $     94       $     --          $  3,075
==================================================================================================================================


Notes to the Consolidated Financial Statements (Unaudited)
GA Financial, Inc.


DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                                          2002
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        GROSS           GROSS
                                                                      AMORTIZED      UNREALIZED      UNREALIZED
                                                                        COST            GAIN            LOSS          FAIR VALUE
----------------------------------------------------------------------------------------------------------------------------------
Available for Sale Securities:
   U.S. government and agency debt..................................  $ 47,088       $  1,395        $    --          $ 48,483
   Mortgage-backed securities.......................................   161,657          5,084             --           166,741
   Collateralized mortgage obligations..............................     8,638            495             --             9,133
   Municipal obligations............................................    55,167          1,086             --            56,253
   Corporate debt obligations.......................................    20,587            390             --            20,977
   Marketable equity securities.....................................     7,520          2,793           (175)           10,138
----------------------------------------------------------------------------------------------------------------------------------
     Total available for sale securities............................  $300,657       $ 11,243        $  (175)         $311,725
==================================================================================================================================
Held to Maturity Securities:
   Corporate debt obligations.......................................  $  2,951       $    206        $    --          $  3,157
==================================================================================================================================


NOTE 4. LOANS

     Loans consist of the following:

                                       SEPTEMBER 30, DECEMBER 31,
(DOLLARS IN THOUSANDS)                     2003         2002
----------------------------------------------------------------
Loan Balances:
   Mortgage Loans:
     Residential........................ $207,155    $218,905
     Multi-family.......................   16,868      10,629
     Commercial real estate.............  112,783     100,376
     Commercial and residential
       construction and development(1)..   50,230      29,506
----------------------------------------------------------------
       Total mortgage loans.............  387,036     359,416
   Consumer Loans:
     Home equity........................   82,096      74,959
     Unsecured personal.................    3,427       2,993
     Loans on deposit accounts..........      553         940
     Automobile.........................      154         212
----------------------------------------------------------------
       Total consumer loans.............   86,230      79,104
   Commercial Business Loans:
     Secured business...................   24,480      23,240
     Unsecured business.................    5,128       7,620
----------------------------------------------------------------
       Total commercial business loans..   29,608      30,860
   Education loans held for sale........      806      14,795
   Net deferred fees....................      (12)       (107)
----------------------------------------------------------------
       Total loans......................  503,668     484,068
   Less:
     Allowance for loan losses..........   (4,362)     (3,896)
----------------------------------------------------------------
       Net loans........................ $499,306    $480,172
================================================================

(1) Amounts for September 30, 2003 and December 31, 2002 are net of available funds for disbursement of $24.4 million and $21.6 million, respectively.

     The Company purchased, from local correspondent lenders, approximately $77.3 million and $38.2 million, for the nine months ended September 30, 2003 and 2002, respectively, of residential loans collateralized by single-family properties located within its primary market area.

     At September 30, 2003 and December 31, 2002, the Company had $2.6 million and $1.5 million in loans which were not accruing interest. The increase in nonperforming loans was due to the addition of an impaired commercial real estate loan that was performing and classified as "special mention" at December 31, 2002. Based on subsequent information the loan was downgraded to "substandard" and placed on nonaccrual status at March 31, 2003. The remaining nonperforming loans at September 30, 2003, consistent with December 31, 2002 were comprised of residential mortgages and consumer home equity loans. In addition, the Company had $37,000 and $34,000 of foreclosed assets at September 30, 2003 and December 31, 2002, respectively.

     The following table sets forth the changes in the allowance for loan losses for the nine months ended September 30, 2003:


(DOLLARS IN THOUSANDS)
----------------------------------------------------------------
Allowance for Loan Losses:
   Balance at December 31, 2002..................     $3,896
     Charge-offs.................................       (440)
     Recoveries..................................         41
----------------------------------------------------------------
       Net charge-offs...........................       (399)
     Provision for loan losses...................        865
----------------------------------------------------------------
   Balance at September 30, 2003.................     $4,362
================================================================

   The following table presents information regarding the Company's nonperforming assets for the dates indicated:

                                      SEPTEMBER 30, DECEMBER 31,
(DOLLARS IN THOUSANDS)                    2003         2002
----------------------------------------------------------------
Nonperforming Assets:
   Nonperforming loans.................   $2,625      $1,470
   Foreclosed assets...................       37          34
----------------------------------------------------------------
     Total nonperforming assets........   $2,662      $1,504
================================================================
Nonperforming loans to loans...........     0.52%       0.30%
Nonperforming assets to assets.........     0.30        0.18
Allowance for loan losses to loans.....     0.87        0.80
Allowance for loan losses to
   nonperforming assets................   163.86      259.04
================================================================

Notes to the Consolidated Financial Statements (Unaudited)
GA Financial, Inc.

NOTE 5. SUPPLEMENTARY CASH FLOW INFORMATION

     Cash paid for the nine months ended September 30, for interest and income taxes, was approximately $14.5 million and $2.3 million, respectively in 2003, and $17.9 million and $1.3 million, respectively in 2002.

     Noncash investing activities consisted of $272,000 of securities sold, not settled, and $129,000 related to the transfer of the Company's only held for trading security to the available for sale portfolio, for the nine months ended September 30, 2003. Additionally, there were $74,000 and $304,000 of loans transferred to foreclosed assets during the nine months ended September 30, 2003 and 2002, respectively.

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

The calculation of basic and diluted earnings per share follows:



                                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,               SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               2003          2002          2003          2002
---------------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
   Net income.............................................................     $1,745        $1,824        $5,188       $4,830
   Basic average shares outstanding.......................................  4,716,850     4,974,992     4,754,610    5,018,741
---------------------------------------------------------------------------------------------------------------------------------
     Basic earnings per share.............................................     $ 0.37        $ 0.37        $ 1.09       $ 0.96
=================================================================================================================================
Diluted Earnings Per Share:
   Net income.............................................................     $1,745        $1,824        $5,188       $4,830
   Basic average shares outstanding.......................................  4,716,850     4,974,992     4,754,610    5,018,741
   Effect of dilutive securities:
     Shares issuable upon exercise of outstanding stock options
       and stock awards...................................................    172,092       131,855       163,456      115,771
   Diluted average shares outstanding.....................................  4,888,942     5,106,847     4,918,066    5,134,512
---------------------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share...........................................     $ 0.36        $ 0.36        $ 1.05       $ 0.94
=================================================================================================================================


NOTE 7. STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Because the Company accounts for stock options using APB 25, no compensation expense has been recorded in the financial statements. Had compensation cost for these stock options been determined based on the fair value at the grant date consistent with the method of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



                                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,               SEPTEMBER 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               2003          2002          2003          2002
---------------------------------------------------------------------------------------------------------------------------------
Net income                                           As reported..........    $1,745        $1,824        $5,188        $4,830
Expense related to options granted, net of tax       Pro forma............       (55)          (54)         (147)         (120)
Net income                                           Pro forma............     1,690         1,770         5,041         4,710
---------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                             As reported..........    $ 0.37        $ 0.37        $ 1.09        $ 0.96
                                                     Pro forma............      0.36          0.36          1.06          0.94
---------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                           As reported..........    $ 0.36        $ 0.36        $ 1.05        $ 0.94
                                                     Pro forma............      0.35          0.35          1.03          0.92
=================================================================================================================================


NOTE 8. GUARANTEES

     The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company's customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's credit assessment of the customer. The maximum potential amount of future payments the Company could be required to make under these standby letters of credit at September 30, 2003 was $2.6 million. No liability has been recognized by the Company for these obligations. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

NOTE 9. SUBSEQUENT EVENTS

     On October 29, 2003, the Board of Directors declared a cash dividend of $0.20 per share to shareholders of record on November 11, 2003, payable on November 21, 2003.

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

     Further discussion of the estimates used in determining the allowance for loan losses appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Allowance for Loan Losses" on page 17 and "Notes to the Consolidated Financial Statements -- Note 1. Accounting Policies -- Allowance For Loan Losses" on pages 30 and 31 of the Company's 2002 Annual Report to Shareholders.

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


REVIEW OF CONSOLIDATED FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

ASSETS
     The Company's total assets were $883.0 million at September 30, 2003, an increase of $24.9 million or 2.9% compared to total assets of $858.0 million at December 31, 2002.

     Total loans increased $19.6 million or 4.0% to $503.7 million at September 30, 2003 primarily due to increases in commercial and residential construction and development, commercial real estate, consumer, and multi-family loans. This increase was partially offset by the sale of a substantial portion of the education loan portfolio, and a decrease in residential loans due to refinance activity. The change in loan composition is consistent with the Company's strategy to grow the commercial loan portfolio.

     Prepaid expenses and other assets increased $6.6 million or 38.9% to $23.5 million at September 30, 2003 primarily due to the purchase of $5.2 million of bank owned life insurance policies on key officers.

     The Company had $272,000 of securities sold, not settled at September 30, 2003, as compared to $992,000 of securities sold, not settled at December 31, 2002.

     The held for trading securities portfolio decreased by $129,000 at September 30, 2003 due to the reclassification of the held for trading portfolio, which consisted of one FNMA equity security, to the available for sale securities portfolio.

LIABILITIES

     Total liabilities were $788.4 million at September 30, 2003, an increase of $30.9 million or 4.1% compared to total liabilities of $757.5 million at December 31, 2002.

     Total deposits increased $21.3 million or 4.1% to $545.4 million. The increase was primarily from strong growth in money market deposit

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
GA Financial, Inc.

accounts and modest growth in noninterest-bearing checking accounts. This increase was partially offset by a decline in certificates of deposit and savings accounts. This activity is consistent with the Company's strategic focus on restructuring the deposit mix from time deposits to lower cost transaction deposits, which was further evidenced by the introduction of a new free checking account product in September 2003.

     Borrowed funds increased $9.2 million or 4.1% to $230.7 million. The increase was primarily related to short-term borrowings, which were utilized to fund loans and purchase securities. Although the Company did pay-off maturing FHLB advances during the period, these borrowings were renewed as short-term borrowings and continue to be evaluated based on the needs of the Company. Additionally in August 2003, the Company restructured, without penalty, a $17 million FHLB fixed-rate advance with a cost of 528 basis points and a maturity date of February 2004. This restructuring reduced the borrowing cost to 294 basis points and extended the maturity date to August 2005.

     Accrued interest payable increased $3.4 million or 210.0% to $5.0 million at September 30, 2003 primarily due to the timing of accrued interest payable on deposit accounts and borrowed funds.

     Other liabilities decreased $2.8 million or 35.7% to $5.1 million. This decrease was primarily the result of a $1.8 million decline in the deferred tax liability recorded due to the Company's lower net unrealized gain on the available for sale security portfolio.

SHAREHOLDERS' EQUITY

     Shareholders' equity decreased $6.0 million or 5.9% to $94.6 million at September 30, 2003. This was due primarily to the repurchase of 214,900 shares of common stock totaling $5.5 million (under the Company's 5% repurchase program, 42,163 shares remain to be purchased at September 30, 2003), a decrease in accumulated comprehensive income of $3.0 million, and the payment of dividends of $2.9 million. This decrease was partially offset by net income of $5.2 million.



                                                                                          THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                           2003                            2002
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        WEIGHTED                        WEIGHTED
                                                                                         AVERAGE                         AVERAGE
                                                                      AVERAGE             YIELD/     AVERAGE             YIELD/
                                                                      BALANCE   INTEREST   COST      BALANCE   INTEREST   COST
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Interest-Earning Assets:
     Deposits....................................................... $ 13,606    $    22    0.65%   $ 32,913    $   116   1.41%
     Securities(1,2)................................................  345,158      4,006    4.64     298,530      4,283   5.74
     Loans, net(3)..................................................  477,250      7,677    6.43     484,365      8,636   7.13
     FHLB stock.....................................................   13,824         70    2.03      11,079         91   3.29
----------------------------------------------------------------------------------------------------------------------------------
       Total interest-earning assets................................  849,838     11,775    5.54     826,887     13,126   6.35
     Noninterest-earning assets.....................................   40,242                         31,085
----------------------------------------------------------------------------------------------------------------------------------
       Total assets................................................. $890,080                       $857,972
==================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
   Interest-Bearing Liabilities:
     Checking accounts.............................................. $ 39,356    $    30    0.30%   $ 39,503    $    52   0.53%
     Money market deposit accounts..................................  123,497        522    1.69      65,986        388   2.35
     Savings accounts...............................................  136,612        290    0.85     144,519        864   2.39
     Certificates of deposit........................................  219,744      2,103    3.83     242,353      2,948   4.87
----------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits..............................  519,209      2,945    2.27     492,361      4,252   3.45
     Borrowed funds.................................................  229,411      2,582    4.50     221,575      2,705   4.88
     Other..........................................................    2,411         12    1.99       1,885          8   1.70
----------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities...........................  751,031      5,539    2.95     715,821      6,965   3.89
     Noninterest-bearing deposits...................................   34,172                         32,030
     All other noninterest-bearing liabilities......................   11,809                          7,827
     Total noninterest-bearing liabilities..........................   45,981                         39,857
     Shareholders' equity...........................................   93,068                        102,294
----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and
          shareholders' equity...................................... $890,080                       $857,972
----------------------------------------------------------------------------------------------------------------------------------
Net interest income.................................................             $ 6,236                        $ 6,161
Interest rate spread(4).............................................                        2.59%                         2.46%
Net interest margin(5)..............................................                        2.94%                         2.98%
==================================================================================================================================


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
GA Financial, Inc.


                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                                           2003                            2002
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        WEIGHTED                        WEIGHTED
                                                                                         AVERAGE                         AVERAGE
                                                                      AVERAGE             YIELD/     AVERAGE             YIELD/
                                                                      BALANCE   INTEREST   COST      BALANCE   INTEREST   COST
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Interest-Earning Assets:
     Deposits....................................................... $ 21,265    $   156    0.98%   $ 31,345    $   354   1.51%
     Securities(1,2)................................................  338,115     12,547    4.95     314,242     13,436   5.70
     Loans, net(3)..................................................  467,312     23,243    6.63     473,403     25,477   7.18
     FHLB stock.....................................................   12,870        238    2.47      11,310        311   3.67
----------------------------------------------------------------------------------------------------------------------------------
       Total interest-earning assets................................  839,562     36,184    5.75     830,300     39,578   6.36
     Noninterest-earning assets.....................................   37,737                         31,613
----------------------------------------------------------------------------------------------------------------------------------
       Total assets................................................. $877,299                       $861,913
==================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
   Interest-Bearing Liabilities:
     Checking accounts.............................................. $ 39,552    $   120    0.40%   $ 40,396    $   177   0.58%
     Money market deposit accounts..................................   99,636      1,519    2.03      66,381      1,154   2.32
     Savings accounts...............................................  145,893      1,670    1.53     139,618      2,477   2.37
     Certificates of deposit........................................  224,512      6,754    4.01     251,496      9,384   4.98
----------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits..............................  509,593     10,063    2.63     497,891     13,192   3.53
     Borrowed funds.................................................  224,615      7,788    4.62     223,011      8,460   5.06
     Other..........................................................    2,372         32    1.80       2,129         24   1.50
----------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities...........................  736,580     17,883    3.24     723,031     21,676   4.00
     Noninterest-bearing deposits...................................   33,365                         32,832
     All other noninterest-bearing liabilities......................   10,573                          6,680
     Total noninterest-bearing liabilities..........................   43,938                         39,512
     Shareholders' equity...........................................   96,781                         99,370
----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and
          shareholders' equity...................................... $877,299                       $861,913
----------------------------------------------------------------------------------------------------------------------------------
Net interest income.................................................             $18,301                        $17,902
Interest rate spread(4).............................................                        2.51%                         2.36%
Net interest margin(5)..............................................                        2.91%                         2.87%
==================================================================================================================================


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

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
GA Financial, Inc.

REVIEW OF THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NET INCOME

     Net income for the three months ended September 30, 2003 decreased $79,000 or 4.3% as compared to the three months ended September 30, 2002. Changes in the components of net income are discussed herein.

INTEREST INCOME

     Total interest income decreased $1.3 million ($1.4 million on a taxable equivalent basis) or 10.1% to $11.5 million for the three months ended September 30, 2003. This was primarily the result of a decrease of 81 basis points in the average yield on average interest-earning assets, which was partially offset by an increase of $23.0 million in average interest-earning assets. Interest income on loans decreased $959,000 or 11.1% due to a decrease in the average yield of 70 basis points and a decrease in the average balance of $7.1 million. Taxable equivalent interest on securities decreased $277,000 or 6.5% due to a decrease in the average yield of 110 basis points, which was partially offset by an increase in the average balance of $46.6 million. Interest income on interest-earning deposits decreased $94,000 or 81.0% due to a decrease in the average yield of 76 basis points and a decrease in the average balance of $19.3 million. The decrease in interest-earning deposits was primarily due to the movement of these funds into higher yielding loans and securities.

INTEREST EXPENSE

     Total interest expense decreased $1.4 million or 20.5% to $5.5 million for the three months ended September 30, 2003. This was primarily the result of a decrease of 94 basis points in the average cost on average interest-bearing liabilities, which was partially offset by an increase of $35.2 million in the average balance. The interest expense on interest-bearing deposits decreased $1.3 million or 30.7%. This was the result of a decrease in the average cost of 118 basis points, which was partially offset by an increase in the average balance of $26.8 million. This activity is consistent with the Company's strategic focus on restructuring deposit accounts from time deposits to lower cost transaction deposits. Interest expense on borrowed funds decreased $123,000 or 4.5% due primarily to a decrease in the average cost of 38 basis points, which was partially offset by an increase in the average balance of $7.8 million. In August 2003, the Company restructured, without penalty, a $17 million FHLB fixed-rate advance with a cost of 528 basis points and a maturity date of February 2004. This restructuring reduced the borrowing cost to 294 basis points and extended the maturity date to August 2005. The restructuring resulted in cost savings of $66,000 for the three months ended September 30, 2003.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended September 30, 2003 was $442,000 as compared to $135,000 for the three months ended September 30, 2002. The allowance for loan losses to loans and nonperforming assets was 0.87% and 164%, respectively at September 30, 2003, as compared to 0.80% and 259%, respectively at December 31, 2002 and 0.78% and 245%, respectively at September 30, 2002. The current quarter provision was primarily influenced by strong loan growth specifically in commercial real estate, multi-family, and commercial and residential construction and development loans. Based on the current risk ratings and increase in outstandings, the Company recorded additional provision to maintain an appropriate level of coverage. Nonperforming loans at September 30, 2003 were $2.6 million as compared to $1.5 million for the respective periods ended December 31, 2002 and September 30, 2002. The increase in nonperforming loans was primarily due to the addition of a commercial real estate loan with a balance of $1.0 million, which was downgraded from "special mention" to "substandard" at March 31, 2003. The remaining balance of nonperforming loans were comprised of residential mortgages and consumer home equity loans. The nonperforming loans for December 31, 2002 and September 30, 2002, were comprised primarily of residential mortgages and consumer home equity loans. The Company monitors all nonperforming loans which could impact the provision for loan losses. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans which are deemed probable based on information currently known to management. While management believes the Company's allowance for loan losses is sufficient to cover losses in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

NONINTEREST INCOME

     Total noninterest income increased $350,000 or 32.4% for the three months ended September 30, 2003. This increase was primarily from the recognition of an additional $383,000 of net gains on the sale of available for sale securities. Additionally, there was an increase of $24,000 of earnings on bank owned life insurance due to the purchase of additional policies on key officers in July 2003 and a $21,000 decrease in the net loss position of the held for trading security which was transferred to the available for sale portfolio in August 2003. This increase was partially offset by decreases of $47,000 of gains on the sale of education loans and $37,000 in service fees.

NONINTEREST EXPENSE

     Total noninterest expense increased $240,000 or 5.6% for the three months ended September 30, 2003. This increase was primarily related to $123,000 of other noninterest expense recorded in connection with the contested election of Directors at the Company's 2003 Annual Meeting of Shareholders and related subsequent litigation. There was also an increase of $84,000 of compensation and employee benefits expense related to the Company's Employee Stock Ownership Plan for which expense is recorded based on the average fair value of the Company's stock and the number of shares earned and committed to be released. Additionally, there was an increase of $71,000 in furniture and equipment, which was primarily related to the Company's first quarter 2003 conversion to its new core operating system whereby licensing fees and depreciation on related equipment were recorded. The overall increase for the current three months ended is net of $173,000 in compensation expense recorded in the three months ended September 30, 2002, due to changes in the Company's management structure.

PROVISION FOR INCOME TAXES

     The provision for income taxes increased $22,000 or 3.6% to $639,000 for the three months ended September 30, 2003. The effective tax rate for the three months ended September 30, 2003 was 26.8% as compared to 25.3% for the three months ended September 30, 2002. The increase in the effective tax rate was the result of higher levels of taxable income.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
GA Financial, Inc.

REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NET INCOME

     Net income for the nine months ended September 30, 2003 increased $358,000 or 7.4% as compared to the nine months ended September 30, 2002. Changes in the components of net income are discussed herein.

INTEREST INCOME

     Total interest income decreased $3.2 million ($3.4 million on a taxable equivalent basis) or 8.4% to $35.2 million for the nine months ended September 30, 2003. This was primarily the result of a decrease of 61 basis points in the average yield on average interest-earning assets, which was partially offset by an increase of $9.3 million in average interest-earning assets. Interest income on loans decreased $2.2 million or 8.8% due to a decrease in the average yield of 55 basis points and a decrease in the average balance of $6.1 million. Taxable equivalent interest on securities decreased $889,000 or 6.6% due to a decrease in the average yield of 75 basis points, which was partially offset by an increase in the average balance of $23.9 million. Interest income on interest-earning deposits decreased $198,000 or 55.9% due to a decrease in the average yield of 53 basis points and a decrease in the average balance of $10.1 million. The decrease in interest-earning deposits was primarily due to the movement of these funds into higher yielding loans and securities.

INTEREST EXPENSE

     Total interest expense decreased $3.8 million or 17.5% to $17.9 million for the nine months ended September 30, 2003. This was primarily the result of a decrease of 76 basis points in the average cost on average interest-bearing liabilities, which was partially offset by an increase of $13.5 million in the average balance. The interest expense on interest-bearing deposits decreased $3.1 million or 23.7%. This was the result of a decrease in the average cost of 90 basis points, which was partially offset by an increase in the average balance of $11.7 million. This activity is consistent with the Company's strategic focus on restructuring deposit accounts from time deposits to lower cost transaction deposits. Interest expense on borrowed funds decreased $672,000 or 7.9% due primarily to a decrease in the average cost of 44 basis points, which was partially offset by an increase in the average balance of $1.6 million. In August 2003, the Company restructured, without penalty, a $17 million FHLB fixed-rate advance with a cost of 528 basis points and a maturity date of February 2004. This restructuring reduced borrowing cost to 294 basis points and extended the maturity date to August 2005. The restructuring resulted in cost savings of $66,000 for nine months ended September 30, 2003.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the nine months ended September 30, 2003 was $865,000 as compared to $690,000 for the nine months ended September 30, 2002. The allowance for loan losses to loans and nonperforming assets was 0.87% and 164%, respectively at September 30, 2003, as compared to 0.80% and 259%, respectively at December 31, 2002 and 0.78% and 245%, respectively at September 30, 2002. The current year provision was primarily influenced by strong loan growth specifically in commercial real estate, multi-family, and commercial and residential construction/development loans. Based on the current risk ratings and increase in outstandings, the Company recorded additional provision to maintain an appropriate level of coverage. In addition, the provision was influenced by a charge-off of $221,000 against the allowance for loan losses for the three months ended March 31, 2003. This charge-off was the result of certain information obtained by the Company relating to a $1.3 million commercial real estate loan, which was performing and classified as "special mention" at December 31, 2002. Based on subsequent information, the loan was downgraded to "substandard" and placed on nonaccrual status at March 31, 2003. Nonperforming loans at September 30, 2003 were $2.6 million as compared to $1.5 million for the respective periods ended December 31, 2002 and September 30, 2002. The increase in nonperforming loans was primarily due to the addition of the commercial real estate loan with a balance of $1.0 million, which was previously noted. The remaining balance of nonperforming loans were comprised of residential mortgages and consumer home equity loans. The nonperforming loans for December 31, 2002 and September 30, 2002, were comprised primarily of residential mortgages and consumer home equity loans. The Company monitors all nonperforming loans which could impact the provision for loan losses. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans which are deemed probable based on information currently known to management. While management believes the Company's allowance for loan losses is sufficient to cover losses in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

NONINTEREST INCOME

     Total noninterest income increased $702,000 or 20.5% for the nine months ended September 30, 2003. This increase was primarily from the recognition of an additional $1.5 million of net gains on the sale of available for sale securities. There were also increases of $77,000 in other noninterest income, $38,000 of gains on the sale of education loans in the first quarter of 2003, $27,000 in earnings on bank owned life insurance due to the purchase of additional policies on key officers in July 2003, and a decrease of $40,000 in the net loss position of the held for trading security, which was transferred to the available for sale portfolio in August 2003. This increase was offset by a decline of $230,000 in service fees, and several significant items that occurred in the nine months ended September 30, 2002. In that period, the Company recorded a $905,000 gain on the sale of its North Huntingdon community branch office, which was offset by a $141,000 charge to record an other-than-temporary decline in the valuation of certain investment securities.

NONINTEREST EXPENSE

     Total noninterest expense increased $364,000 or 2.8% for the nine months ended September 30, 2003. The increase was primarily related to $272,000 of compensation and employee benefits expense related to the Company's Employee Stock Ownership Plan for which compensation expense is recorded based on the average fair value of the Company's stock and the number of shares earned and committed to be released. Also, the Company incurred $308,000 of charges included in marketing and other noninterest expense recorded in connection with the contested

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
GA Financial, Inc.

election of Directors at the Company's 2003 Annual Meeting of Shareholders and the related subsequent litigation. Additionally, the increase of $217,000 in furniture and equipment was primarily related to the Company's first quarter 2003 conversion to its new core operating system whereby licensing fees and depreciation on related equipment were recorded. The overall increase for the current nine months ended is net of several significant items that were recorded for the nine months ended September 30, 2002. In that period, the Company recorded a $208,000 loss on the closure of the Company's North Versailles Wal-Mart based satellite branch office, $141,000 of compensation expense related to branch system staffing reductions, and $173,000 of compensation expense due to changes in the Company's management structure.

PROVISION FOR INCOME TAXES

     The provision for income taxes increased $362,000 or 25.6% to $1.8 million for the nine months ended September 30, 2003. The effective tax rate for the nine months ended September 30, 2003 was 25.5% as compared to 22.6% for the nine months ended September 30, 2002. The increase in the effective tax rate was the result of a combination of higher pre-tax and taxable income.

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

     Liquidity can be analyzed by utilizing the Consolidated Statements of Cash Flows. Net cash provided by operating activities was $3.6 million. Net cash used in investing activities was $26.2 million. Net cash provided by financing activities was $21.9 million. Overall, cash and cash equivalents decreased $683,000 for the nine months ended September 30, 2003.

     Management believes the Company has sufficient liquidity to meet current obligations to borrowers, depositors, debt holders, and others.

CAPITAL RESOURCES

     The Company is not required to maintain any minimum level of capital; however, the Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision ("OTS").

     At September 30, 2003, the Bank had exceeded the OTS requirements for tier I core (leverage), tier I risk-based, total risk-based, and tangible capital. The OTS requires the Bank to maintain a minimum 4.00% tier I core (leverage) capital ratio (expressed as a percentage of adjusted total assets), a minimum tier I risk-based capital ratio of 4.00%, total risk-based capital ratio of 8.00% (both expressed as a percentage of risk-weighted assets, which includes off-balance sheet items), and a minimum tangible capital ratio of 1.50% of tangible assets, as defined by the OTS. The well-capitalized requirement for tier I core (leverage), tier I risk-based, and total risk-based ratios is 5.00%, 6.00%, and 10.00%, respectively. The Bank has consistently maintained all regulatory capital ratios at or above the well capitalized standards with tier I core (leverage) at 9.62%, tier I risk-based at 16.99%, total risk-based at 18.06%, and tangible at 9.62% at September 30, 2003.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of SFAS No.123. This statement amends SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure on both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition alternatives of SFAS No. 148 are available for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the financial position, results of operations, or liquidity of the Company.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is generally effective

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
GA Financial, Inc.

for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the financial position, results of operations, or liquidity of the Company.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the financial position, results of operations, or liquidity of the Company.

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

     The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of Director approved guidelines. Through such management, the Company monitors its interest rate risk and seeks to reduce the vulnerability of its operations to changes in interest rates. The Company's Board of Directors has established an Asset/Liability Management Committee, which is responsible for reviewing its asset/liability policies, interest rate risk position, liquidity and meets at least on a quarterly basis. The Asset/Liability Management Committee reviews trends in interest rates, the financial position of the Company, the Company's actual performance to budgeted performance, the Company's interest rate position as measured by changes in its net income and net portfolio value under certain interest rate scenarios, and the projected impact of such interest rate scenarios on its earnings and capital.The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

     In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) purchasing adjustable interest rate and shorter term fixed-rate mortgage-backed and related securities; (2) investing in shorter term fixed-rate corporate debt and government agency bonds or in such types of bonds with adjustable interest rates; (3) originating shorter term and adjustable interest rate commercial, residential mortgage, and consumer loan products; and (4) emphasizing transaction and longer term time deposits. To manage the interest rate risk of the Company, the Board of Directors has also established parameters relating to the types of loans the Company may originate/purchase and securities in which the Company may invest and parameters relating to the types of deposits which may be offered by the Company and rates which may be paid on such deposits.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)
GA Financial, Inc.

Item 4. Controls and Procedures
GA Financial, Inc.

     The Company's management,including the Company's principal executive officer and principal financial officer,have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, ("Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission ("SEC") (1) is recorded, processed,summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the three months ended September
30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
GA Financial, Inc.

Item 1. Legal Proceedings

     The Company and John M. Kish, the Chairman of the Board and Chief Executive Officer, were named as Defendants in a lawsuit filed in the Court of Chancery of the State of Delaware in and for New Castle County on June 12, 2003. The lawsuit was filed by Seidman & Associates, LLC and Lawerence B. Seidman, the Plaintiffs. The basis of the lawsuit was to overturn the certified results of the Company's April 23, 2003 Annual Meeting of Shareholders. The independent inspector of election for the meeting certified that John M. Kish and Darrell J. Hess were elected as Directors to serve three-year terms expiring in 2006. Mr. Seidman, the nominee of the Plaintiffs was not elected. The lawsuit asked the court to declare Mr. Seidman elected a director in place of Mr. Kish. On October 7, 2003, the Court of Chancery, following a trial on the merits, dismissed with prejudice the lawsuit. In dismissing the Complaint with prejudice, the Court rejected all of Seidman's claims and confirmed that Mr. Kish was properly elected director at the Annual Meeting.

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

(b) Reports on Form 8-K:
    During the third quarter of 2003, the Company filed or furnished the following Current Report on Form 8-K.

    (1) A report filed August 4, 2003, which included, under Items 7 and 12, the Company's press release announcing financial results for the quarter ended June 30, 2003.


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


Date    November 14, 2003
        -----------------------------------------------------------


        GA Financial, Inc.
        -----------------------------------------------------------
        (Registrant)



By      /s/ John M. Kish
        -----------------------------------------------------------
        John M. Kish
        Chairman of the Board and Chief Executive Officer
        (Principal Executive Officer)



By      /s/ James V. Dionise
        -----------------------------------------------------------
        James V. Dionise
        Chief Financial Officer and Secretary
        (Principal Financial and Accounting Officer)