Form 10-K
period 2003-12-31
GA FINANCIAL INC/PA
filed 2004-03-10
CIK 1005313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------
                                   FORM 10-K
                                  ------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

        Securities registered pursuant to Section 12(g) of the Act: NONE
                                  ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [ ].

         The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $125,885,608 based upon the last market price as listed on The American Stock Exchange for June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter.

     The number of shares of Common Stock  outstanding  at February 29, 2004 is:
5,095,592.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the year ended December 31, 2003, are incorporated by reference into Part I and II of this Form 10-K.

                               GA FINANCIAL, INC.
                                    FORM 10-K
                                DECEMBER 31, 2003

                                    CONTENTS

                                                                                                                   PAGE
                                                                                                                   ----
PART I.

ITEM 1.       BUSINESS ....................................................................................          1
ITEM 2.       PROPERTIES ..................................................................................          6
ITEM 3.       LEGAL PROCEEDINGS ...........................................................................          6
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........................................          6

PART II.

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
              ISSUER PURCHASES OF EQUITY SECURITIES .......................................................          7
ITEM 6.       SELECTED FINANCIAL DATA .....................................................................          7
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .......          7
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..................................          7
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .................................................          7
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ........          7
ITEM 9A.      CONTROLS AND PROCEDURES .....................................................................          7

PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..........................................          8
ITEM 11.      EXECUTIVE COMPENSATION ......................................................................         10
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS .............................................................         13
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............................................         14
ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES ......................................................         14

PART IV.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ............................         15
SIGNATURES ................................................................................................         17

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

         On December 12, 2003, the Company announced the execution of a definitive agreement whereby the Company would merge into First Commonwealth Financial Corporation ("First Commonwealth") and First Commonwealth Bank, respectively. Under the terms of the agreement, the shareholders of the Company can elect to receive $35.00 in cash or an equivalent value of First Commonwealth common stock for each share owned, subject to proration as provided in the definitive agreement to ensure that 40% of the aggregate merger consideration will be paid in cash and 60% in First Commonwealth common stock. The transaction was unanimously approved by the Board of Directors of both organizations. The transaction is subject to all required regulatory approvals and the approvals of the Company's shareholders, and is expected to be completed by mid-year 2004. Further discussion of the merger appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other" on pages 14 through 15 and "Notes to the Consolidated Financial Statements - Note 19. Merger Related Activity" on page 42 of the Registrant's 2003 Annual Report to Shareholders and is incorporated herein by reference.

         The Company currently transacts banking activities through Great American Federal. The Bank, serving customers for over 85 years, operates its administrative office in Whitehall, Pennsylvania and 12 community offices in Allegheny County located in southwestern Pennsylvania. Through these office locations, the Bank offers a broad array of consumer and commercial loan, deposit, and wealth management products and services. In addition to conducting community banking activities, the Bank invests in various marketable securities. New Eagle Capital, Inc., the Company's other subsidiary, operating as an investment company in Wilmington, Delaware, also invests in various marketable securities as well as marketable equity securities. The Company had 179 full-time equivalent employees at December 31, 2003. The Company competes with local, regional, and national banks.

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

         Further discussion of the estimates used in determining the allowance for loan losses appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses" on page 7 and "Notes to the Consolidated Financial Statements - Note 1. Accounting Policies" on pages 22 through 23 of the Registrant's 2003 Annual Report to Shareholders and is incorporated herein by reference.

         Additional discussion of the above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" pages 3 through 16 of the Registrant's 2003 Annual Report to Shareholders and is incorporated herein by reference.

AVAILABLE INFORMATION

         The Company makes available, free of charge, copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission ("SEC").This information is available free of charge via the Company's Internet website at www.greatamericanfederal.com. Information on the Company's Internet website is not incorporated into this Form 10-K or the Company's other securities filings and is not a part of them.

PART I.
GA FINANCIAL, INC.

REGULATION AND SUPERVISION

         As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS"). The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), as its deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") system and, with respect to deposit insurance, of the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

HOLDING COMPANY REGULATION

GENERAL

         The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. Further discussion appears under the caption "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company's savings institution subsidiary continues to comply with the QTL Test. The Company qualifies for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

PART I.
GA FINANCIAL, INC.

ACQUISITION OF THE COMPANY

         Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire "control" of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company's outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

         The risk-based capital standard for savings institutions requires the maintenance of tier I and total risk-based capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4.00% and 8.00%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Tier I risk-based capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At December 31, 2003, the Bank met each of its capital requirements.

     The following table presents the Bank's capital position at December 31, 2003:

                                      Actual          Minimum Requirement        Excess
DECEMBER 31, 2003                -----------------    -------------------        -------
(DOLLARS IN THOUSANDS)            Amount     Ratio     Amount       Ratio        Amount
----------------------            ------     -----     ------       -----        -------
Tier I core (leverage)           $ 79,258     9.06%   $ 34,994      4.00%        $44,264
Tier I risk-based                  79,258    15.77      20,106      4.00          59,152
Total risk-based                   84,820    16.87      40,212      8.00          44,608
Tangible                           79,258     9.06      13,123      1.50          66,135

PROMPT CORRECTIVE REGULATORY ACTION

         The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of under capitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8.00%, a ratio of tier I risk-based capital to risk-weighted assets of less than 4.00% or a ratio of tier I core (leverage) capital to total assets of less than 4.00% (3.00% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has total risk-based capital of less than 6.00%, a tier I risk-based capital ratio of less

PART I.
GA FINANCIAL, INC.

than 3.00% or a tier I core (leverage) ratio that is less than 3.00% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.00% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

INSURANCE OF DEPOSIT ACCOUNTS

         The Bank is a member of SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semi-annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to SAIF. During fiscal 2003, FICO payments for SAIF members approximated 1.60 basis points of assessable deposits.

         The Bank's assessment rate for fiscal year 2003 was 1.60 basis points and the total assessment paid for this period (including the FICO assessment) was $85,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

LOANS TO ONE BORROWER

         Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2003, the Bank's limit on loans to one borrower was $12.7 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $9.6 million.

QTL TEST

         Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. At December 31, 2003, the Bank maintained 90.3% of its portfolio assets in "qualified thrift investments" and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

LIMITATION ON CAPITAL DISTRIBUTIONS

         OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if,

PART I.
GA FINANCIAL, INC.

like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

ASSESSMENTS

         Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2003 totaled $169,000.

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

         The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

ENFORCEMENT

         The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

FEDERAL HOME LOAN BANK SYSTEM

         The Bank is a member of the FHLB system, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 5% of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2003 of $14.8 million.

PART I.
GA FINANCIAL, INC.

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board ("FRB") regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal ("NOW") and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.4 million; a 10% reserve ratio is applied above $45.4 million. The first $6.6 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

ITEM 2. PROPERTIES

         The above-captioned information appears under "Notes to the Consolidated Financial Statements - Note 5. Premises and Equipment" on page 32 and "Community Offices" on the outside back cover of the Registrant's 2003 Annual Report to Shareholders and is incorporated herein by reference.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II.
GA FINANCIAL, INC.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The above-captioned information appears under "Common Stock Price Range and Dividends (Unaudited)" on page 43 and "Stock Information" on the inside back cover of the Registrant's 2003 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The above-captioned information appears under "Selected Consolidated Financial Data" on page 2 of the Registrant's 2003 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 16 of the Registrant's 2003 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate and Market Risks" and "Net Portfolio Value" on pages 8 and 9 of the Registrant's 2003 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The above-captioned information appears under: "Report of Independent Auditors," "Consolidated Statements of Financial Condition," "Consolidated Statements of Income and Comprehensive Income," "Consolidated Statements of Shareholders' Equity," and "Consolidated Statements of Cash Flows" on pages 17 through 21; "Notes to the Consolidated Financial Statements" on pages 22 through 42; and "Quarterly Financial Data (Unaudited)" on page 43 of the Registrant's 2003 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         The Company's management, including the Company's principal executive officer and principal accounting and financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as amended. Based upon their evaluation, the principal executive officer and principal accounting and financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal accounting and financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART III.
GA FINANCIAL, INC.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth, at February 29, 2004, the names of the Directors and the Named Executive Officers, as defined below, as well as their ages, a brief description of their recent business experience, including present occupations and employment, certain directorships held by each, the year in which each became a Director of the Company and Great American Federal, and the year in which their term as Director of the Company and Great American Federal expires. This table also sets forth the amount of common stock and the percent thereof beneficially owned by each Director and Named Executive Officer and all Directors and Named Executive Officers as a group at February 29, 2004.

                                                                                              Shares of        Ownership
          Name and Principal                                                Expiration          Common           as a
        Occupation at Present                                  Director     of Term as    Stock Beneficially    Percent
     and for the Past Five Years                        Age    Since(1)      Director          Owned(2)         of Class
     ---------------------------                        ---     ------      ----------    ------------------    --------
DIRECTORS:
Thomas M. Stanton                                       61       1992          2004             50,669(3)            *
   Since February 2002, Mr. Stanton has been a
   sales manager for Arthurs, Lestrange and
   Company, Inc., an investment firm. Prior to
   February 2002, Mr. Stanton was an
   investment supervisor for Mass Mutual, an
   insurance and financial services company.

Robert J.Ventura                                        54       1998          2004             39,000(4)            *
   Principal of Ventura Group, LLC, an
   investment banking and corporate
   development advisory services company.
   From October 1998 to April 1999,
   Mr.Ventura was an independent
   acquisitions and divestitures consultant.
   Prior to October 1998, Mr.Ventura was the
   director of acquisitions and divestitures for
   Rockwell International Corporation.

Thomas E. Bugel                                         59       1988          2005             72,578(3)         1.42%
   Mr. Bugel is retired and the former
   co-owner and Vice President of East Liberty
   Electro-Plating Company.

David R.Wasik                                           62       1990          2005             64,124(3)         1.26%
   Mr.Wasik is a partner and supervisor of
   Savolskis-Wasik-Glenn Funeral Home, Inc.

Darrell J. Hess                                         71       1991          2006             63,000(5)         1.24%
   Mr. Hess is retired and the former President
   of D.J. Hess Advertising, Inc., a promotional
   product company.

John M. Kish                                            58       1983          2006            149,153(6)         2.93%
   Mr. Kish is Chairman of the Boards of
   Directors and Chief Executive Officer of the
   Company and Great American Federal.

PART III.
GA FINANCIAL, INC.

                                                                                              Shares of         Ownership
          Name and Principal                                                Expiration          Common            as a
        Occupation at Present                                  Director     of Term as    Stock Beneficially     Percent
     and for the Past Five Years                        Age    Since(1)      Director           Owned(2)        of Class
     ---------------------------                        ---     ------      ----------    ------------------    --------
NAMED EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS:

Todd L. Cover                                            43       --            --             49,274(7)            *
   Mr. Cover has been Senior Vice President
   and Treasurer of the Company since April
   2002. He was previously Assistant Treasurer
   from May 2001 to April 2002 and Assistant
   Secretary from April 2000 to May 2001 of
   the Company. He has been Director,
   President and Chief Operating Officer of
   Great American Federal since May 2001.
   From 1998 to May 2001, he was Executive
   Vice President and Chief Operating Officer
   of Great American Federal. From 1996 to
   1998, he was President and Chief Executive
   Officer of West Milton State Bank.

James V. Dionise                                         42       --            --             27,010(8,9)          *
   Mr. Dionise has been Chief Financial
   Officer of the Company since June 2001,
   Secretary since January 2002, and previously
   Treasurer from June 2001 to April 2002. He
   has been Executive Vice President of Great
   American Federal since May 2003, and Chief
   Financial Officer/Treasurer of Great
   American Federal since June 2001 and
   Secretary since January 2002. From April
   1999 to June 2001, he was First Vice
   President and Senior Acquisition Manager of
   MBNA America Bank. From May 1998 to April
   1999, he was Vice President and Manager of
   Support Services of PNC National Bank. Prior
   to that, he served as Vice President and
   Chief Financial Officer of PNC Private Bank.

Stock ownership of all Directors and Named Executive     --       --            --             514,808(10)        10.10%
Officers of the Company and Great American
Federal as a group (8 persons).

-----------

*    Does not exceed 1% of the Company's voting securities.

1 Includes years of service as a Director of the Company and Great American Federal.

2 Each person effectively exercises sole (or shares with spouse or other immediate family member) voting and dispositive power as to shares reported.

3 Includes 32,000 shares subject to options granted under the Amended and Restated GA Financial, Inc. 1996 Stock Based Incentive Plan (the "Incentive Plan"), which are currently exercisable or will become exercisable within sixty (60) days.

4 Includes 33,000 shares subject to options granted under the Incentive Plan, which are currently exercisable or will become exercisable within sixty
     (60) days. Does not include the remaining 4,000 shares subject to options granted under the Incentive Plan, which are not currently exercisable.

5 Includes 30,000 shares subject to options granted under the Incentive Plan, which are currently exercisable or will become exercisable within sixty
     (60) days.

6 Includes 52,500 shares subject to options granted to Mr. Kish under the Incentive Plan, which are currently exercisable or will become exercisable within sixty (60) days. Does not include the remaining 5,000 shares subject to options granted under the Incentive Plan, which are not currently exercisable.

7 Includes 14,000 shares subject to options granted under the Incentive Plan, which are currently exercisable or will become exercisable within sixty
     (60) days. Does not include the remaining 5,000 shares subject to options granted under the Incentive Plan which are not currently exercisable.

8 Does not include the remaining 10,000 shares subject to options granted under the Incentive Plan, which are not currently exercisable.

9 Includes 3,000 shares awarded pursuant to the Incentive Plan, which will vest on October 16, 2004 and 2005, and as to which the holder has voting power but not investment power.

10 Includes a total of 3,000 shares awarded under the Incentive Plan as to which voting may be directed and a total of 225,500 shares which may be acquired through the exercise of stock options under the Incentive Plan, which are currently exercisable or will become exercisable within sixty
     (60) days.

PART III.
GA FINANCIAL, INC.

AUDIT COMMITTEE

         The Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended. The Audit Committee, consisting of Robert J. Ventura (Chairman),Thomas M. Stanton and David R. Wasik, meets periodically with independent auditors and management to review accounting, auditing, internal control structure and financial reporting matters. This Committee met six times during the year ended December 31, 2003. Each member of the Audit Committee is independent in accordance with the listing standards of the American Stock Exchange. The Board of Directors has determined that Robert J. Ventura is an Audit Committee financial expert under the rules of the SEC. The Audit Committee acts under a written charter adopted by the Board of Directors.

         The Audit Committee of the Company has not established any policies or procedures regarding the rendering of audit or non-audit services by the Company's independent auditors. The Audit Committee will consider on a case-by-case basis and, if appropriate, approve specific engagements of such services.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of beneficial securities ownership and changes in beneficial securities ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

         Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that during the year ended 2003, each of its executive officers and directors has complied with applicable reporting requirements for transactions in Company common stock, except for one late Form 4 for Mr. Cover to report the forfeiture of 2,000 stock awards and 4,000 stock options due to an administrative error.

CODE OF ETHICS AND BUSINESS CONDUCT

         The Company has adopted a Code of Ethics (the "Code") that is designed to ensure that the Company's directors, executive officers and employees meet the highest standards of ethical conduct. The Code requires that the Company's directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company's best interest. Under the terms of the Code, directors, executive officers and employees are required to report any possible violation of the Code.

         As a mechanism to encourage compliance with the Code, the Company has established procedures to document, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and an anonymous manner. The Code also prohibits the Company from retaliating against any director, executive officer or employee who reports actual or apparent violations of the Code.

         A copy of the Code will be furnished without charge to any person upon written request to Mr. Thomas F. Trygar, Assistant Vice President - Manager of Internal Audit, GA Financial, Inc, 4750 Clairton Boulevard, Pittsburgh, Pennsylvania 15236.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

DIRECTORS' FEES

         Non-employee members of the Board of Directors of the Company currently receive a quarterly retainer fee of $250, a fee of $400 for each special Board meeting attended and a fee of $250 for each committee meeting attended, except that Audit Committee members do not receive meeting fees but instead receive a quarterly retainer. The quarterly retainer for the Chairman of the Audit Committee is $3,000 and the quarterly retainer for other members of the Committee is $1,500. However, Directors of the Company do not receive Company Board meeting fees on dates when a Great American Federal Board of Directors meeting is held.

         Non-employee Directors of Great American Federal are currently paid a quarterly retainer of $4,200. Non-employee Directors of Great American Federal are also currently paid a fee of $250 for committee meetings attended and a fee of $400 for each special meeting of the Board of Directors attended. Great American Federal also maintains one Director Emeritus position that is currently filled by Mr. Joseph E. Bugel,

PART III.
GA FINANCIAL, INC.

the former Chairman of the Board of Directors who served with Great American Federal from 1939 to 1988 and is the father of Director Thomas E. Bugel. Mr. Joseph E. Bugel is paid an annual retainer of $6,000 and a fee of $400 for each Board of Directors meeting that he attends.

INCENTIVE PLAN

         Under the Incentive Plan, Director Robert J. Ventura received non-statutory stock options to purchase 5,000 shares of Company common stock at an exercise price of $25.30, the fair market value of the common stock on May 22, 2003, the date the options were granted. The options vest equally over a five-year period commencing on April 24, 2004.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table presents, for the years ended December 31, 2003, 2002 and 2001, the cash compensation paid by the Company and Great American Federal, as well as certain other compensation paid or accrued for those years, to the Chief Executive Officer of the Company and Great American Federal and the highest paid Named Executive Officers of the Company and Great American Federal, who earned and/or received salary and bonus in excess of $100,000 in fiscal year 2003.

                                                Annual Compensation                       Long-Term Compensation
                                            -----------------------------   -------------------------------------------------
                                                                                                 Number of
                                                                                                 Securities
     Name and Principal                                                     Restricted Stock     Underlying     All Other
        Positions                           Year      Salary     Bonus(1)        Awards         Options/SARs   Compensation(2)
        ---------                           ----      ------      ------         ------         ------------   -------------
John M. Kish                                2003     $215,000     $40,000       $     --               --         $58,529
   Chairman of the Board and Chief          2002      215,000      40,000             --           15,000          58,739
   Executive Officer of the                 2001      215,000          --             --               --          49,941
   Company and Great American
   Federal

Todd L. Cover                               2003     $154,000     $32,500       $     --               --         $43,740
   Senior Vice President and Treasurer      2002      154,000      30,000             --           15,000          41,982
   of the Company and Director,             2001      148,077          --             --               --          38,060
   President and Chief Operating
   Officer of Great American Federal

James V. Dionise                            2003     $145,000     $27,500       $     --               --         $42,478
   Chief Financial Officer and Secretary    2002      145,000      25,000             --           12,000          35,973
   of the Company and Executive Vice        2001       75,288      24,000        125,250(3)        15,000           1,171
   President, Chief Financial Officer
   Treasurer, and Secretary of Great
   American Federal

   ----------------

1    "Bonus" consists of Board of Director approved discretionary cash bonuses.

2 "All Other Compensation" includes a taxable fringe benefit for bank owned life insurance, employer contributions to Great American Federal's 401(k) plan, and grants of common stock pursuant to the Great American Federal Savings and Loan Association Employee Stock Ownership Plan and Trust ("ESOP"). During fiscal 2003, Messrs. Kish, Cover and Dionise received contributions of $1,013, $263 and $248, respectively, under the bank owned life insurance. Contributions to Messrs. Kish, Cover and Dionise during fiscal 2003 pursuant to the 401(k) plan were $6,046, $3,850 and $4,409, respectively. For 2003, Messrs. Kish, Cover and Dionise were allocated 1,482, 1,141 and 1,089 shares of common stock, respectively, pursuant to the ESOP. Dollar amounts reflect the market value of $34.73 per share at December 31, 2003.

3 Includes 7,500 shares of restricted stock granted to Mr. Dionise under the Incentive Plan. The dollar amount set forth in the table represents the market value on the date of grant of the shares. The restricted stock awards began vesting in five equal annual installments commencing on October 16, 2001. When shares become vested and are distributed, Mr. Dionise will also receive an amount equal to accumulated cash and stock dividends (if any) with respect thereto plus earnings thereon. All awards vest immediately upon termination of employment due to death, disability or a change in control. At December 31, 2003, the market value of the stock awards was $260,475 based upon a market value of $34.73 per share.

PART III.
GA FINANCIAL, INC.

COMPENSATION ARRANGEMENTS

EMPLOYMENT AGREEMENTS

         Great American Federal has entered into employment agreements with Messrs. Kish and Cover. The Company has also entered into an employment agreement with Mr. Kish. The employment agreements are intended to ensure that Great American Federal and the Company maintain a stable and competent management base. The continued success of Great American Federal and the Company depends to a significant degree on the skills and competence of these officers.

         Mr. Kish's employment agreements provide for three-year terms and Mr. Cover's employment agreement provides for a two-year term. Great American Federal's and the Company's employment agreements are renewable on an annual basis. The employment agreements provide that the executive's base salary will be reviewed annually. The base salaries which currently are in effect for such employment agreements for Messrs. Kish and Cover are $215,000 and $154,000, respectively. In addition to the base salary, the employment agreements provide for, among other things, participation in various employee benefit plans, as well as furnishing fringe benefits available to similarly-situated executive personnel.

         The employment agreements provide for termination by Great American Federal or the Company for cause, as defined in the employment agreements, at any time. If Great American Federal or the Company chooses to terminate the executive's employment for reasons other than for cause, or if the executive resigns from Great American Federal or the Company after specified circumstances that would constitute constructive termination, the executive or, if the executive dies, his beneficiary, would be entitled to receive an amount equal to the compensation and benefits that would have been paid or provided to the executive during the remaining term of the employment agreement. Great American Federal and/or the Company would also continue to pay for the executive's life, medical, dental, vision and disability coverage for the remaining term of the employment agreement. The employment agreements restrict each executive's right to compete against Great American Federal or, in the case of Mr. Kish, the Company, for a period of one year from the date of termination of the agreement if his employment is terminated without cause, except if the termination follows a change in control.

         Under the employment agreements, if involuntary, or in certain circumstances, voluntary termination follows a change in control of Great American Federal or the Company, the executive or, if the executive dies, his beneficiary, would be entitled to a severance payment equal to the greater of:
(1) the payments due for the remaining term of the agreement; or (2) three times (in the case of Mr. Kish) or two times (in the case of Mr. Cover) the average of the five preceding taxable years' annual compensation. Great American Federal and/or the Company would also continue the executive's life, medical, dental, vision and disability coverage for Mr. Kish and Mr. Cover for thirty-six months, respectively. Even though both Great American Federal and Company employment agreements provide for a severance payment to Mr. Kish if his employment terminates in connection with a change in control, Mr. Kish would not receive duplicative payments or benefits under the agreements.

         Payments to the executives under Great American Federal's employment agreements are guaranteed by the Company if payments or benefits are not paid by Great American Federal. Payments to Mr. Kish under the Company employment agreement would be made by the Company. All reasonable costs and legal fees paid or incurred by the executive under any dispute or question of interpretation relating to the employment agreements shall be paid by Great American Federal or the Company, as appropriate, if the executive is successful on the merits in a legal judgment, arbitration or settlement. The employment agreements also provide that Great American Federal and/or the Company shall indemnify the executive to the fullest extent legally allowable.

CHANGE IN CONTROL AGREEMENT

         Great American Federal currently maintains a two-year change in control agreement with Mr. Dionise. The agreement may be extended by Great American Federal for an additional year on each anniversary date of the agreement. The agreement provides that if involuntary termination or, under certain circumstances, voluntary termination follows a change in control of the Company or Great American Federal, Mr. Dionise would be entitled to receive a severance payment equal to two times his average annual compensation for the five most recent taxable years preceding termination. Great American Federal would also continue to provide for life, medical, dental, vision and disability coverage for thirty-six months following termination. Payments to Mr. Dionise under the agreement are paid by the Company to the extent that payments (or other benefits) are not paid by Great American Federal.

OPTION VALUE AT FISCAL YEAR END

         The following table provides certain information with respect to the number of shares of common stock represented by outstanding options held by the Named Executive Officers at December 31, 2003.Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the common stock.

PART III.
GA FINANCIAL, INC.

                                Number of Securities
                               Underlying Unexercised                Value of Unexercised In-the-Money
                             Options at Fiscal Year-End               Options at Fiscal Year-End(1,2)
                      --------------------------------------  ----------------------------------------------
                        Shares
                       Acquired       Value
     Name             on Exercise    Realized    Exercisable  Unexercisable    Exercisable     Unexercisable
     ----             -----------    --------    -----------  -------------    -----------     -------------
John M. Kish            17,500       $248,625      67,500(3)      5,000(4)      $1,421,150        $ 78,650
Todd L. Cover             --            --         30,000(5)      5,000(4)         577,060          78,650
James V. Dionise          --            --         17,000(6)     10,000(7)         288,110         171,100

1    The price of the common stock on December 31, 2003 was $34.73.

2 Based on the market value of the underlying common stock at fiscal year-end, minus the exercise price.

3 57,500 options have an exercise price of $12.75 and 10,000 options have an exercise price of $19.00.

4    5,000 options have an exercise price of $19.00.

5 16,000 options have an exercise price of $11.68, 4,000 options have an exercise price of $21.99 and 10,000 options have an exercise price of $19.00.

6 9,000 options have an exercise price of $16.70 and 8,000 options have an exercise price of $19.00.

7 6,000 options have an exercise price of $16.70 and 4,000 options have an exercise price of $19.00.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The table below represents equity compensation plans of which equity securities of the Company are authorized for issuance at December 31, 2003:

                                                  A                         B                                C
                                       -----------------------     --------------------       ---------------------------------
                                          Securities to be           Weighted Average          Securities Remaining Available
                                       Issued Upon Exercise of       Exercise Price of        for Future Issuance Under Equity
                                         Outstanding Options,      Outstanding Options,         Compensation Plans (Excluding
      Plan Category                      Warrants and Rights        Warrants and Rights       Securities Reflected in Column A)
      -------------                    -----------------------     --------------------       ---------------------------------
Equity compensation plans
approved by shareholders ..........           516,530                     $16.66                           95,915
Equity compensation plans not
approved by shareholders ..........             --                          --                               --
                                              -------                     ------                           -------
   Total ..........................           516,530                     $16.66                           95,915
                                              -------                     ------                           -------

PART III.
GA FINANCIAL, INC.

         The following table sets forth certain information as to the entity believed by management to be beneficial owner of more than 5% of the outstanding shares of common stock on February 29, 2004, as disclosed in certain reports regarding such ownership filed with the Company and with the SEC, in accordance with Section 13(d) or 13(g) of the Exchange Act, as amended, by such entity. Other than the entity listed below, the Company is not aware of any person or group, as such term is defined in the Exchange Act, that owns more than 5% of the common stock as of February 29, 2004.

 Title of              Name and Address of              Number of    Percent of
  Class              Beneficial Owner Number             Shares        Class
 --------            -----------------------            ---------    ----------
Common Stock    Great American Federal Savings and     540,029(1)     10.60%
                Loan Association Employee Stock
                Ownership Plan and Trust
                4750 Clairton Boulevard
                Pittsburgh, Pennsylvania 15236

1 Under the terms of the ESOP, the ESOP trustee will vote all allocated shares held in the ESOP in accordance with the instructions of the participants. At February 29, 2004, 335,075 shares had been allocated under the ESOP and 204,954 shares remained unallocated. The ESOP trustee, subject to its fiduciary responsibilities, will vote all unallocated shares and all allocated shares for which no timely voting instructions are received, in the same proportion as shares for which the trustee has received timely voting instructions from participants.

         Information regarding security ownership of management is located under "PART III - Item 10. Directors and Executive Officers of the Registrant" on this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Federal regulations require that all loans or extensions of credit to executive officers and directors must generally be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Notwithstanding this rule, federal regulations permit Great American Federal to make loans to Named Executive Officers and Directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any Named Executive Officer or Director over any other employee. Great American Federal's policy is to offer employees, who satisfy certain criteria and the general underwriting standards of Great American Federal, residential mortgage loans with interest rates equal to Great American Federal's cost of funds rounded to the next quarter point (but in no event less than 6.25%).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2003 and 2002 by KPMG LLP:

     Fees                 2003        2002
     ----                 ----        ----
Audit.................  $ 152,728   $ 92,500
Audited related(1)....     47,800     24,889
Tax(2)................     26,000     33,625
All other.............         --         --


1    Consists of merger related and employee benefit plan services.

2 Consists of tax filing and tax related compliance and other advisory services.

PART IV.
GA FINANCIAL, INC.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

(1) The Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the Registrant's 2003 Annual Report to Shareholders.

                                                                                                 PAGE
                                                                                                 ----
Report of Independent Auditors for 2003 Financial Statements ...........................           17
Consolidated Statements of Financial Condition at December 31, 2003 and 2002 ...........           18
Consolidated Statements of Income and Comprehensive Income for the Years Ended
     December 31, 2003, 2002, and 2001 .................................................           19
Consolidated Statements of Shareholders' Equity for the Years Ended
     December 31, 2003, 2002, and 2001 .................................................           20
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2003, 2002, and 2001 .................................................           21
Notes to the Consolidated Financial Statements for the Years Ended
    December 31, 2003, 2002, and 2001 ..................................................        22-42
Quarterly Financial Data (Unaudited) for the Years Ended December 31, 2003
    and 2002 ...........................................................................           43
Common Stock Price Range and Dividends (Unaudited) for the Years
    Ended December 31, 2003 and 2002 ...................................................           43

     The remaining information appearing in the Registrant's 2003 Annual Report to Shareholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(3)Exhibits

     (a)  The following exhibits are filed as part of this report.

               2.1 Agreement of Plan of Merger among First Commonwealth Financial Corporation, First Commonwealth Bank, GA Financial, Inc. and Great American Federal Savings and Loan Association, dated December 11, 2003.(7)

               3.1  Certificate of Incorporation of GA Financial, Inc.(1)

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

               10.2 Employment Agreement between Great American Federal and John
                    M. Kish(4)

               10.3 Employment Agreement between GA Financial, Inc. and John M.
                    Kish(4)

               10.4 Employment Agreement between Great American Federal and Todd
                    Cover(5)

               10.5 Change in Control Agreement between Great American Federal and James V. Dionise(6)

               11.0 Statement of computation of earnings per share is
                    incorporated herein by reference to "Note 15. Earnings Per Share" on pages 38 and 39 of the Registrant's 2003 Annual Report to Shareholders

               13.0 Portions of the Registrant's 2003 Annual Report to
                    Shareholders (filed herewith)

               21.0 Subsidiary information is incorporated herein by reference to "Note 2. Subsidiary/Segment Reporting" on pages 24 and 25 of the Registrant's 2003 Annual Report to Shareholders

               23.0 Consent of KPMG LLP (filed herewith)

               31.1 Rule 13a - 14(a)/15d-14(a) Chief Executive Officer
                    Certification (filed herewith)

               31.2 Rule 13a - 14(a)/15d-14(a) Chief Financial Officer
                    Certification (filed herewith)

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

7 Incorporated by reference into this document from the Current Report on Form 8-K filed by First Commonwealth Financial Corporation (File No. 0-11242) on December 16, 2003, as Exhibit 2.1.

PART IV.
GA FINANCIAL, INC.

(b)  Reports on Form 8-K:

During the fourth quarter of 2003 the Company filed or furnished the following Current Reports on Form 8-K.

(1) A report filed November 3, 2003 which included, under Items 7 and 12, the Company's press release announcing financial results for the quarter ended December 31, 2003.

(2) A report filed December 19, 2003 which included, under Items 5 and 7, information regarding the merger of the Company with First Commonwealth Financial Corporation.

SIGNATURES
GA FINANCIAL, INC.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GA FINANCIAL, INC.

                                             By: /s/ John M. Kish
                                                 -------------------------------
                                                 John M. Kish
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                                 Date: March 10, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURE                            TITLE                             DATE
    ---------                            -----                             ----
/s/ John M. Kish               Chairman of the Board and             March 10, 2004
-----------------------        Chief Executive Officer
John M. Kish                   (principal executive officer)


/s/ James V. Dionise           Chief Financial Officer               March 10, 2004
-----------------------        and Secretary
James V. Dionise               (principal accounting and
                               financial officer)


/s/ Todd L. Cover              Senior Vice President                 March 10, 2004
-----------------------        and Treasurer
Todd L. Cover

/s/ Thomas E. Bugel            Director                              March 10, 2004
-----------------------
Thomas E. Bugel

/s/ Darrell J. Hess            Director                              March 10, 2004
-----------------------
Darrell J. Hess

/s/ Thomas M. Stanton          Director                              March 10, 2004
-----------------------
Thomas M. Stanton

/s/ Robert J. Ventura          Director                              March 10, 2004
-----------------------
Robert J. Ventura

/s/ David R. Wasik             Director                              March 10, 2004
-----------------------
David R. Wasik