Form 10-Q
period 2004-03-31
GA FINANCIAL INC/PA
filed 2004-05-07
CIK 1005313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-14154

GA FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	25-1780835
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4750 Clairton Boulevard	15236
Pittsburgh, Pennsylvania	(Zip Code)
(Address of principal executive offices)

(412) 882-9946
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). ☑  Yes ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

     5,101,892 shares of common stock, par value $0.01 per share, were outstanding at April 30, 2004.

GA Financial, Inc.

Form 10-Q

March 31, 2004

Contents

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition	1

	Consolidated Statements of Income and Comprehensive Income	2

	Consolidated Statement of Shareholders’ Equity	3

	Consolidated Statements of Cash Flows	4

	Notes to the Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15
Certification
Certification
Certification
Certification

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition
GA Financial, Inc.

	(Unaudited)
	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2004	2003
ASSETS
Cash (including interest-bearing deposits of $10,620 and $12,850)	$15,659	$17,281
Available for sale securities, at fair value	307,711	302,715
Held to maturity securities, at cost (fair value of $2,013 and $3,043)	1,998	2,994

Total securities	309,709	305,709
Loans (net of deferred fees of $21 and $6)	533,323	523,813
Allowance for loan losses	(4,866)	(4,672)

Net loans	528,457	519,141
Accrued interest receivable on securities	1,974	1,740
Accrued interest receivable on loans	2,149	2,152
Federal Home Loan Bank stock	15,121	14,833
Premises and equipment, net	6,393	6,592
Foreclosed assets	480	131
Securities sold, not settled	186	254
Prepaid expenses and other assets	23,926	22,441

Total assets	$904,054	$890,274

LIABILITIES
Noninterest-bearing deposits	$37,656	$34,312
Interest-bearing deposits	490,573	500,745

Total deposits	528,229	535,057
Borrowed funds	265,850	250,725
Advances from customers for taxes, insurance, and other	3,023	3,467
Accrued interest payable	2,916	1,753
Other liabilities	6,562	3,530

Total liabilities	806,580	794,532

SHAREHOLDERS’ EQUITY
Preferred stock ($0.01 par value); 1,000,000 shares authorized; 0 shares issued	—	—
Common stock ($0.01 par value); 23,000,000 shares authorized; 8,900,000 shares issued	89	89
Additional paid-in capital	87,674	87,746
Retained earnings, substantially restricted	72,630	73,120
Accumulated other comprehensive income, net of tax	4,495	3,217
Unearned employee stock ownership plan (ESOP) shares	(2,050)	(2,050)
Unearned stock-based compensation plan (SCP) shares	(519)	(395)
Treasury stock, at cost (3,853,033 shares and 3,920,773 shares)	(64,845)	(65,985)

Total shareholders’ equity	97,474	95,742

Total liabilities and shareholders’ equity	$904,054	$890,274

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income
GA Financial, Inc.

	(Unaudited)
	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)
	2004	2003
INTEREST INCOME
Loans	$7,894	$7,927
Securities:
Taxable interest	2,598	3,055
Nontaxable interest	553	633
Dividends	173	239
Interest-bearing deposits	17	78

Total interest income	11,235	11,932

INTEREST EXPENSE
Interest-bearing deposits	2,705	3,665
Borrowed funds	2,593	2,592
Other	—	9

Total interest expense	5,298	6,266

Net interest income	5,937	5,666
Provision for loan losses	434	378

Net interest income after provision for loan losses	5,503	5,288

NONINTEREST INCOME
Service fees	596	551
Net gain on sales of available for sale securities	355	403
Net gain on held for trading securities	—	2
Gain on sales of education loans held for sale	—	123
Earnings on bank owned life insurance	198	148
Other	98	74

Total noninterest income	1,247	1,301

NONINTEREST EXPENSE
Compensation and employee benefits	2,511	2,314
Occupancy	440	438
Furniture and equipment	453	408
Marketing	121	109
Deposit insurance premiums	21	22
Merger related	133	—
Other	1,067	1,012

Total noninterest expense	4,746	4,303

Income before provision for income taxes	2,004	2,286
Provision for income taxes	558	549

Net income	$1,446	$1,737

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) on available for sale securities, net of tax	$1,497	$(209)
Reclassification adjustment for net gains included in net income	(219)	(235)

Other comprehensive income (loss)	1,278	(444)

Comprehensive income	$2,724	$1,293

EARNINGS PER SHARE
Basic	$0.30	$0.36
Diluted	$0.29	$0.35

AVERAGE SHARES OUTSTANDING
Basic	4,800,365	4,830,752
Diluted	4,985,727	5,017,157

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Shareholders’ Equity (Unaudited)
GA Financial, Inc.

				Accumulated
				Other				Total
		Additional		Compre-	Unearned	Unearned		Share-
	Common	Paid-	Retained	hensive	ESOP	SCP	Treasury	holders'
(Dollars in thousands, except per share amounts)	Stock	in Capital	Earnings	Income	Shares	Shares	Stock	Equity
Balance at December 31, 2003	$89	$87,746	$73,120	$3,217	$(2,050)	$(395)	$(65,985)	$95,742
Net income	—	—	1,446	—	—	—	—	1,446
Other comprehensive income, net of tax[1]	—	—	—	1,278	—	—	—	1,278
Cash dividends paid ($0.20 per share)	—	—	(967)	—	—	—	—	(967)
Cash dividends declared ($0.20 per share)	—	—	(969)	—	—	—	—	(969)
Stock repurchased	—	—	—	—	—	—	—	—
SCP, net of tax:
Stock options exercised	—	(165)	—	—	—	—	1,060	895
Stock awards granted	—	93	—	—	—	(174)	86	5
Stock awards forfeited	—	—	—	—	—	6	(6)	—
Stock awards expensed	—	—	—	—	—	44	—	44

Balance at March 31, 2004	$89	$87,674	$72,630	$4,495	$(2,050)	$(519)	$(64,845)	$97,474

1  Other comprehensive income for the three months ended March 31, 2004 is net of a tax provision of $751.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
GA Financial, Inc.

	(Unaudited)
	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003
OPERATING ACTIVITIES
Net income	$1,446	$1,737
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for loan losses	434	378
Depreciation	223	222
Net gain on disposal of premises and equipment	—	(9)
Net premium amortization on securities	757	1,183
(Accretion) amortization of net deferred loan fees	(15)	123
Amortization of intangibles	—	42
Net gain on held for trading securities	—	(2)
Net gain on sales of available for sale securities	(355)	(403)
Gain on sales of education loans held for sale	—	(123)
Net gain on sales of foreclosed assets	(6)	(14)
Expense recognition of ESOP shares	410	317
Expense recognition of SCP shares	44	57
(Increase) decrease in accrued interest receivable	(231)	726
Increase in bank owned life insurance	(198)	(148)
Increase in prepaid expenses and other assets	(1,287)	(4,964)
Net increase (decrease) in other liabilities	903	(1,580)
Increase in accrued interest payable	1,163	1,175

Net cash provided by (used in) operating activities	3,288	(1,283)

INVESTING ACTIVITIES
Proceeds from sales of available for sale securities	796	24,911
Repayments, calls, and maturities of available for sale securities	17,141	49,408
Purchases of available for sale securities	(21,243)	(93,003)
Maturities of held to maturity securities	1,000	—
Proceeds from sales of education loans held for sale	—	16,356
Funding of education loans held for sale	—	(2,081)
Purchases of loans	(9,200)	(18,415)
Net (increase) decrease in loans	(915)	25,989
Proceeds from sales of premises and equipment	—	9
Purchases of premises and equipment	(24)	(73)
Proceeds from sales of foreclosed assets	37	25
Purchases of FHLB stock	(288)	(377)

Net cash (used in) provided by investing activities	(12,696)	2,749

FINANCING ACTIVITIES
Net (decrease) increase in noninterest and interest-bearing deposits	(352)	21,821
Net decrease in certificates of deposit	(6,476)	(7,651)
Payments on borrowed funds	(213,050)	(160,000)
Proceeds from borrowed funds	228,175	160,000
Cash dividends paid	(967)	(979)
Net (decrease) increase in advances from customers for taxes, insurance, and other	(444)	42
Purchases of treasury stock	—	(4,502)
Increase in other stock transactions	900	93

Net cash provided by financing activities	7,786	8,824

Net (decrease) increase in cash and cash equivalents	(1,622)	10,290

Cash and cash equivalents at beginning of period	17,281	21,343

Cash and cash equivalents at end of period	$15,659	$31,633

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GA FINANCIAL, INC.

NOTE 1. ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of GA Financial, Inc. (the “Company”) and its subsidiary, Great American Federal (the “Bank”), and the Bank’s wholly owned subsidiaries, GA Financial Strategies, LLC, Steel City Investments, Inc., and Great American Financial Services, Inc. New Eagle Capital, Inc., an investment company and previous subsidiary of the Company, was merged into the Company on March 31, 2004. The merger was treated as a tax-free reorganization. Intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

     In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and note disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Company’s 2003 Annual Report to Shareholders and Annual Report on Form 10-K.

Reclassifications

     For comparative purposes, reclassifications have been made to certain amounts previously reported to conform with the current period presentation in the consolidated financial statements.

Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for the stock option component of the approved GA Financial, Inc. 1996 Stock Based Incentive Plan. Because the Company accounts for stock options using APB 25, no compensation expense was recorded in the financial statements. Had compensation expense for stock options been determined based on the fair value at the grant date consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123 “ Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended
		March 31,
(Dollars in thousands, except per share amounts)		2004	2003
Net income	As reported	$1,446	$1,737
Expense related to options granted, net of tax	Pro forma	(49)	(51)
Net income	Pro forma	1,397	1,686

Basic earnings per share	As reported	$0.30	$0.36
	Pro forma	0.29	0.35

Diluted earnings per share	As reported	$0.29	$0.35
	Pro forma	0.28	0.34

NOTE 2. MERGER RELATED ACTIVITY

     On December 12, 2003, the Company announced the execution of a definitive agreement with First Commonwealth Financial Corporation (“First Commonwealth”). In the agreement, GA Financial, Inc. and Great American Federal will be merged into First Commonwealth Financial Corporation and First Commonwealth Bank, respectively. Under the terms of the agreement, the shareholders of the Company can elect to receive $35.00 in cash or an equivalent value of First Commonwealth common stock for each share owned, subject to proration as provided in the definitive agreement to ensure that 40% of the aggregate merger consideration will be paid in cash and 60% in First Commonwealth common stock. The transaction was unanimously approved by the Board of Directors of both organizations.

     On March 19, 2004, the Company announced a special meeting of shareholders, called to vote on the proposed merger, would be held on May 24, 2004. The record date for shareholders entitled to notice of and to vote at the special meeting was the close of business on April 15, 2004. If shareholder approval is obtained and the other conditions to the merger are satisfied, the merger will be completed as of the close of business on May 24, 2004. On April 1, 2004, the Company announced that all required regulatory approvals for the merger had been received.

     If the merger agreement is terminated under certain circumstances, the Company will be required to pay a termination fee of approximately $7.3 million to First Commonwealth and to reimburse the out-of-pocket expenses reasonably incurred by First Commonwealth in connection with the negotiation, preparation, and performance of the merger agreement. The Company must pay the termination fee to First Commonwealth if First

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GA FINANCIAL, INC.

Commonwealth terminates the merger agreement because the Company’s Board of Directors has withdrawn or modified its recommendation that stockholders approve the merger agreement or recommends an alternative transaction with another party, or if the Company’s Board of Directors determines that it is required to terminate the merger agreement to comply with its fiduciary duties after receiving a superior acquisition proposal. The Company will also pay the termination fee to First Commonwealth if either party terminates the merger agreement because the stockholders of the Company did not approve the merger agreement and the merger, an alternative acquisition proposal was pending at the time of the special meeting, and a third party acquires the Company within 12 months after the date of the special meeting. The Company incurred $133,000 in merger related expenses for the three months ended March 31, 2004.

NOTE 3. SECURITIES

     The amortized cost and estimated fair value of available for sale and held to maturity securities are as follows:

	2004
March 31,		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value
Available for Sale Securities:
U.S. government and agency debt	$36,234	$148	$(217)	$36,165
Mortgage-backed securities	182,168	2,362	(563)	183,967
Collateralized mortgage obligations	20,748	379	—	21,127
Municipal obligations	50,059	1,940	(11)	51,988
Corporate debt obligations	4,993	199	—	5,192
Marketable equity securities	6,374	2,919	(21)	9,272

Total available for sale securities	$300,576	$7,947	$(812)	$307,711

Held to Maturity Securities:
Corporate debt obligations	$1,998	$15	$—	$2,013

	2003
December 31,		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value
Available for Sale Securities:
U.S. government and agency debt	$32,476	$30	$(803)	$31,703
Mortgage-backed securities	182,685	2,287	(1,147)	183,825
Collateralized mortgage obligations	18,882	385	(32)	19,235
Municipal obligations	51,905	1,141	(98)	52,948
Corporate debt obligations	4,992	267	—	5,259
Marketable equity securities	6,669	3,109	(33)	9,745

Total available for sale securities	$297,609	$7,219	$(2,113)	$302,715

Held to Maturity Securities:
Corporate debt obligations	$2,994	$49	$—	$3,043

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GA FINANCIAL, INC.

NOTE 4. LOANS

     Loans consist of the following:

	March 31,	December 31,
(Dollars in thousands)	2004	2003
Loan Balances:
Mortgage Loans:
Residential	$213,784	$208,536
Multi-family	21,621	20,421
Commercial real estate	133,899	121,426
Commercial and residential construction and development[1]	42,875	53,452

Total mortgage loans	412,179	403,835
Consumer Loans:
Home equity	83,754	83,939
Unsecured personal	3,128	3,399
Loans on deposit accounts	430	475
Automobile	125	137

Total consumer loans	87,437	87,950
Commercial Business Loans:
Secured business	26,838	24,944
Unsecured business	6,890	7,090

Total commercial business loans	33,728	32,034
Net deferred fees	(21)	(6)

Total loans	533,323	523,813
Less:
Allowance for loan losses	(4,866)	(4,672)

Net loans	$528,457	$519,141

1 Amounts for March 31, 2004 and December 31, 2003 are net of available funds for disbursement of $23.0 million and $25.2 million, respectively.

     The Company purchased, from local correspondent lenders, approximately $9.2 million and $18.4 million, for the three months ended March 31, 2004 and 2003, respectively, of residential loans collateralized by single-family properties located primarily inside its market area.

     At March 31, 2004 and December 31, 2003, the Company had $816,000 and $1.1 million in nonperforming loans. The decrease in nonperforming loans was due primarily to foreclosure proceedings on residential properties, resulting in a transfer of nonperforming loans to foreclosed assets. Additionally, the remaining nonperforming loans at March 31, 2004 as consistent with December 31, 2003, were primarily comprised of residential mortgages and consumer home equity loans. Also, the Company had $480,000 and $131,000 of foreclosed assets at March 31,2004 and December 31,2003, respectively.

     The following is a summary of activity in the allowance for loan losses for the three months ended March 31,2004:

(Dollars in thousands)
Allowance for Loan Losses:
Balance at December 31, 2003	$4,672
Charge-offs	(251)
Recoveries	11

Net charge-offs	(240)
Provision for loan losses	434

Balance at March 31, 2004	$4,866

     The following table sets forth information regarding the Company’s nonperforming assets for the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2004	2003
Nonperforming Assets:
Nonperforming loans	$816	$1,084
Foreclosed assets	480	131

Total nonperforming assets	$1,296	$1,215

Nonperforming loans to loans	0.15%	0.21%
Nonperforming assets to assets	0.14	0.14
Allowance for loan losses to loans	0.91	0.89
Allowance for loan losses to nonperforming assets	375.46	384.53

NOTE 5. SUPPLEMENTARY CASH FLOW INFORMATION

     Cash paid for the three months ended March 31, for interest and income taxes, was approximately $4.1 million and $150,000, respectively in 2004, and $5.1 million and $120,000, respectively in 2003.

     Noncash investing activity consisted of securities sold not settled which totaled $186,000 and $254,000 at March 31, 2004 and December 31, 2003, respectively. The Company transferred $380,000 and $60,000 of loans to foreclosed assets during the three months ended March 31, 2004 and 2003, respectively. Noncash financing activity during the three months ended March 31, 2004 included $969,000 of cash dividends declared.

NOTE 6. EARNINGS PER SHARE

     Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     The calculation of basic and diluted earnings per share follows:

	Three Months Ended
(Dollars in thousands, except per share amounts)	March 31,
	2004	2003
Basic Earnings Per Share:
Net income	$1,446	$1,737
Basic average shares outstanding	4,800,365	4,830,752

Basic earnings per share	$0.30	$0.36

Diluted Earnings Per Share:
Net income	$1,446	$1,737
Basic average shares outstanding	4,800,365	4,830,752
Effect of Dilutive Securities:
Shares issuable upon exercise of outstanding stock options and stock awards	185,362	186,405
Diluted average shares outstanding	4,985,727	5,017,157

Diluted earnings per share	$0.29	$0.35

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GA FINANCIAL, INC.

NOTE 7. GUARANTEES

     The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company is required to perform under a standby letter of credit when drawn upon by the guaranteed third party in the case of nonperformance by the Company’s customer. The credit risk associated with standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The maximum potential amount of future payments the Company could be required to make under these standby letters of credit at March 31, 2004 was $4.9 million. No liability has been recognized by the Company for these obligations. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

NOTE 8. SUBSEQUENT EVENTS

     On April 1, 2004, the Company announced the Board of Directors declared a cash dividend on March 30, 2004, of $0.20 per share to shareholders of record on April 30, 2004, payable on May 12, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
GA FINANCIAL, INC.

     This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included in this report.

OVERVIEW

     GA Financial, Inc. (the “Company”) was incorporated in December  1995, and is the holding company for Great American Federal (the “Bank”), a community bank and the Company’s principal subsidiary. The Bank has three wholly owned subsidiaries; GA Financial Strategies, LLC, which provides wealth management services, Steel City Investments, Inc., which holds and manages investment securities, and Great American Financial Services, Inc., currently inactive. New Eagle Capital, Inc., an investment company and previous subsidiary of the Company, was merged into the Company on March 31, 2004. The merger was treated as a tax-free reorganization.

     In 1996, the Bank completed its conversion from a federally chartered mutual savings and loan association to a stock form of ownership and, simultaneously, the Company issued 8,900,000 shares of common stock, utilizing a portion of the net proceeds to acquire all of the outstanding stock of the Bank.

     On December 12, 2003, the Company announced the execution of a definitive agreement whereby the Company and the Bank will be merged into First Commonwealth Financial Corporation (“First Commonwealth”) and First Commonwealth Bank, respectively. Under the terms of the agreement, the shareholders of the Company can elect to receive $35.00 in cash or an equivalent value of First Commonwealth common stock for each share owned, subject to proration as provided in the definitive agreement to ensure that 40% of the aggregate merger consideration will be paid in cash and 60% in First Commonwealth common stock. The transaction was unanimously approved by the Board of Directors of both organizations. On March 19, 2004, the Company announced a special meeting of shareholders, called to vote on the proposed merger, would be held on May 24, 2004. The record date for shareholders entitled to notice of and to vote at the special meeting was the close of business on April 15, 2004. If shareholder approval is obtained and the other conditions to the merger are satisfied, the merger will be completed as of the close of business on May 24, 2004. On April 1, 2004, the Company announced that all required regulatory approvals for the merger had been received. Further discussion of the merger appears under “ Note 2. Merger Related Activity” located in the “ Notes to the Consolidated Financial Statements.”

     The Company currently transacts banking activities through Great American Federal. The Bank, serving customers for over 85 years, operates its administrative office in Whitehall, Pennsylvania and 12 community offices in Allegheny County located in southwestern Pennsylvania. Through these office locations, the Bank offers a broad array of consumer and commercial loan, deposit, and wealth management products and services. In addition to conducting community banking activities, the Bank invests in various marketable securities. The Company also invests in various marketable securities as well as marketable equity securities.

     The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, such as deposits and borrowed funds. The Company also generates noninterest income, such as service fees, gains on the sale of securities and education loans, earnings on bank owned life insurance, wealth management fees, and other miscellaneous noninterest income. The Company’s operating expenses consist primarily of compensation and employee benefits, occupancy, furniture and equipment, marketing, and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory agencies.

     Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
GA FINANCIAL, INC.

relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses may be required.

     Further discussion of the estimates used in determining the allowance for loan losses appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Loan Losses” on page 7 and in the “ Notes to the Consolidated Financial Statements, Note 1. Accounting Policies — Allowance for Loan Losses” located on pages 22 and 23 of the Company’s 2003 Annual Report to Shareholders.

AVAILABLE INFORMATION

     The Company makes available, free of charge, copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). This information is available free of charge via the Company’s Internet website at www.greatamericanfederal.com. Information on the Company’s Internet website is not incorporated into this Form 10-Q or the Company’s other securities filings and is not a part of them.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION AT MARCH 31, 2004 AND DECEMBER 31, 2003

Assets

     The Company’s total assets were $904.1 million at March 31, 2004, an increase of $13.8 million or 1.5% compared to total assets of $890.3 million at December 31, 2003.

     Total loans increased $9.5 million or 1.8% to $533.3 million at March 31, 2004 primarily due to increases in commercial real estate and residential loans, which were partially offset by a decrease in commercial and residential construction and development loans. The overall growth in the loan portfolio is consistent with the Company’s continued strategy to enhance the commercial loan portfolio.

     Total securities increased $4.0 million or 1.3% primarily due to additional purchases of securities and the reinvestment of funds from loan repayments in addition to an increase in the available for sale securities net unrealized gain.

     Prepaid expenses and other assets increased $1.5 million or 6.6% primarily due to timing differences between the funding and recording of loans.

Liabilities

     Total liabilities were $806.6 million at March 31, 2004, an increase of $12.0 million or 1.5% compared to total liabilities of $794.5 million at December 31, 2003.

     Borrowed funds increased $15.1 million or 6.0% to $265.9 million. The increase was primarily related to short-term borrowings, which were utilized to fund loans and purchase securities.

     Total deposits decreased $6.8 million or 1.3% to $528.2 million. The decrease was primarily from interest-bearing deposits, in particular certificates of deposit. This decrease was partially offset by an increase in noninterest-bearing deposits. This activity is consistent with the Company’s strategic focus on restructuring the deposit mix from time deposits to lower cost transaction deposits evidenced by the Company’s continued promotion of its free checking account product.

     Other liabilities increased $3.0 million or 85.9% to $6.6 million. This increase was primarily due to the declaration of the dividend for the first quarter of 2004, which was recorded on March 30, 2004, and an increase in the deferred tax liability recorded due to the Company’s higher net unrealized gain on the available for sale securities portfolio.

Shareholders’ Equity

     Shareholders’ equity increased $1.7 million or 1.8% to $97.5 million at March 31, 2004. This increase was primarily due to net income of $1.4 million, and an increase in accumulated other comprehensive income of $1.3 million. Also contributing to the increase in shareholders’ equity was a reduction in treasury stock of $1.1 million related to the exercise of stock options and grant of stock awards. This increase was partially offset by the payment of $967,000 in dividends for the fourth quarter of 2003 and the declaration of $969,000 in dividends for the first quarter of 2004, which were recorded on March 30, 2004 and are payable on May 12, 2004.

Average Balance Sheet and Net Interest Analysis

     The following table sets forth certain information relating to the Company’s average balance sheet and reflects the weighted average yield on assets and weighted average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
GA FINANCIAL, INC.

	Three Months Ended March 31,
	2004			2003
			Weighted			Weighted
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS
Interest-Earning Assets:
Deposits	$11,038	$17	0.62%	$27,459	$78	1.14%
Securities[1,2]	302,286	3,613	4.78	321,702	4,200	5.22
Loans, net[3]	523,694	7,894	6.03	467,422	7,927	6.78
FHLB stock	14,562	36	0.99	12,333	99	3.21

Total interest-earning assets	851,580	11,560	5.43	828,916	12,304	5.94
Noninterest-earning assets	38,600			34,375

Total assets	$890,180			$863,291

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Checking accounts	$37,450	$29	0.31%	$42,021	$47	0.45%
Money market deposit accounts	115,292	449	1.56	75,169	443	2.36
Savings accounts	127,416	241	0.76	151,377	769	2.03
Certificates of deposit	215,995	1,986	3.68	229,960	2,406	4.19

Total interest-bearing deposits	496,153	2,705	2.18	498,527	3,665	2.94
Borrowed funds	251,143	2,593	4.13	221,575	2,592	4.68
Other	2,696	—	—	2,183	9	1.65

Total interest-bearing liabilities	749,992	5,298	2.83	722,285	6,266	3.47
Noninterest-bearing deposits	35,714			31,648
All other noninterest-bearing liabilities	6,702			9,185

Total noninterest-bearing liabilities	42,416			40,833
Shareholders’ equity	97,772			100,173

Total liabilities and shareholders’ equity	$890,180			$863,291

Net interest income		$6,262			$6,038
Interest rate spread[4]			2.60%			2.47%
Net interest margin[5]			2.94%			2.91%

1	Includes unamortized discounts and premiums.

2	Includes municipal obligations; yield and interest are stated on a taxable equivalent basis.

3	Amount is net of deferred fees, undisbursed funds, discounts and premiums, estimated allowance for loan losses, and includes nonperforming loans.

4	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities on a taxable equivalent basis.

5	Net interest margin represents net interest income on a taxable equivalent basis divided by average interest-earning assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
GA FINANCIAL, INC.

REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Net Income

     Net income for the three months ended March 31, 2004 decreased $291,000 or 16.8% as compared to the three months ended March 31, 2003. Changes in the components of net income are discussed herein.

Interest Income

     Total interest income decreased $697,000 ($744,000 on a taxable equivalent basis) or 5.8% to $11.2 million for the three months ended March 31, 2004. This was primarily the result of a decrease of 51 basis points in the average yield on average interest-earning assets, which was partially offset by an increase of $22.7 million in average interest-earning assets. Taxable equivalent interest on securities decreased $587,000 or 14.0% due to a decrease in the average yield of 44 basis points and a decrease in the average balance of $19.4 million. Interest on FHLB stock decreased $63,000 or 63.6% from a decrease in the average yield of 222 basis points, which was partially offset by an increase in the average balance of $2.2 million. Interest income on interest-earning deposits decreased $61,000 or 78.2% due to a decrease in the average yield of 52 basis points and a decrease in the average balance of $16.4 million. The decrease in interest-earning deposits was primarily due to the movement of these funds into higher yielding loans and securities. Interest income on loans decreased $33,000 or less than 1.0% due to a decrease in the average yield of 75 basis points offset by an increase in the average balance of $56.3 million.

Interest Expense

     Total interest expense decreased $968,000 or 15.4% to $5.3 million for the three months ended March 31, 2004. This was primarily the result of a decrease of 64 basis points in the average cost on average interest-bearing liabilities, which was partially offset by an increase of $27.7 million in the average balance. Interest expense on interest-bearing deposits decreased $960,000 or 26.2%. This was the result of a decrease in the average cost of 76 basis points and a decrease in the average balance of $2.4 million. This activity is consistent with the Company’s strategic focus on restructuring deposit accounts from time deposits to lower cost transaction deposits. Interest expense on borrowed funds remained consistent due to a decrease in the average cost of 55 basis points, which was partially offset by an increase in the average balance of $29.6 million.

Provision for Loan Losses

     The provision for loan losses for the three months ended March 31, 2004 was $434,000 as compared to $378,000 for the three months ended March 31, 2003. The allowance for loan losses to loans and nonperforming assets was 0.91% and 375%, respectively at March 31, 2004, as compared to 0.89% and 385%, respectively at December 31, 2003 and 0.85% and 173%, respectively, at March 31, 2003. The current period provision was primarily influenced by strong loan growth specifically in commercial real estate and residential mortgage loans. Additionally, the provision was affected by the charge-off of $149,000 related to four commercial business loans to three borrowers. Based on the level of charge-offs, current risk ratings and increase in outstandings during the three months ended March 31, 2004, the Company recorded additional provision to maintain an appropriate level of coverage. The provision during the three months ended March 31, 2003 was influenced by a charge-off of $221,000 against the allowance for loan losses. This charge-off was the result of certain information obtained by the Company relating to a $1.3 million commercial real estate loan, which was performing and classified as “Special Mention” at December 31, 2002. Based on subsequent information, the loan was downgraded to “Substandard” and placed on nonaccrual status at March 31, 2003. The loan was repaid during the fourth quarter of 2003 and a full recovery to the allowance for loan losses for the total charge-off of $221,000 occurred in December 2003.

     Nonperforming loans at March 31, 2004 were $816,000 as compared to $1.1 million at December 31, 2003 and $2.2 million at March 31, 2003. The decrease in nonperforming loans at March 31, 2004 was primarily due to foreclosure proceedings on residential properties, resulting in a transfer of nonperforming loans to foreclosed assets. Nonperforming loans for March 31, 2004 and December 31, 2003 were comprised primarily of residential mortgages and consumer home equity loans, respectively. The higher level of nonperforming loans at March 31, 2003 was primarily due to the deterioration and classification of the commercial real estate loan previously noted. The Company monitors all nonperforming loans which could impact the provision for loan losses. The allowance for loan losses is maintained at an amount management considers appropriate to cover estimated losses on loans which are deemed probable based on information currently known to management. While management believes the Company’s allowance for loan losses is sufficient to cover losses in its loan portfolio at this time, no assurances can be given that the Company’s level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Noninterest Income

     Total noninterest income decreased $54,000 or 4.2% for the three months ended March 31, 2004. The decrease was primarily due to a decline of $123,000 in gains on the sale of the education loan portfolio, which was divested in 2003, and $48,000 of net gains on sales of available for sale securities. This decrease was partially offset by increases of $50,000 in earnings on bank owned life insurance, $45,000 in service fees, and $24,000 in other noninterest income.

Noninterest Expense

     Total noninterest expense increased $443,000 or 10.3% for the three months ended March 31, 2004. The increase was related to $197,000 of compensation and employee benefits expense of which $93,000 was related to the Company’s Employee Stock Ownership Plan for which compensation expense is recorded based on the average fair value of the Company’s stock and the number of shares earned and committed to be released. Additionally, the Company incurred merger related expenses of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
GA FINANCIAL, INC.

$133,000 in connection with the definitive agreement to merge GA Financial, Inc. and Great American Federal into First Commonwealth Financial Corporation and First Commonwealth Bank, respectively. Other increases in noninterest expense during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 included $55,000 in other expense and $45,000 in furniture and equipment expense.

Provision for Income Taxes

     The provision for income taxes increased $9,000 or 1.6% to $558,000 for the three months ended March 31, 2004. The effective tax rate for the three months ended March 31, 2004 was 27.8% as compared to 24.0% for the three months ended March 31, 2003. The increase in the effective tax rate was primarily the result of an increase in taxable income.

OTHER MATTERS

Liquidity Resources

     The Company’s primary sources of funds are deposits, repayments of loans and securities, sales, calls, and maturities of securities, and advances from the FHLB. While scheduled maturities of securities and the amortization of loans are predictable sources of funds, deposit flows and prepayments on mortgages, and mortgage-backed and related securities are greatly influenced by market interest rates, economic conditions, and competition.

     Liquidity can be analyzed by utilizing the Consolidated Statements of Cash Flows. Net cash provided by operating activities was $3.3 million. Net cash used in investing activities was $12.7 million. Net cash provided by financing activities was $7.8 million. Overall, cash and cash equivalents decreased $1.6 million for the three months ended March 31, 2004.

     Management believes the Company has sufficient liquidity to meet current obligations to borrowers, depositors, debt holders, and others.

Capital Resources

     The Company is not required to maintain any minimum level of capital; however, the Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision (“OTS”).

     At March 31, 2004, the Bank had exceeded the OTS requirements for tier I core (leverage), tier I risk-based, total risk-based, and tangible capital. The OTS requires the Bank to maintain a minimum 4.00% tier I core (leverage) capital ratio (expressed as a percentage of adjusted total assets), a minimum tier I risk-based capital ratio of 4.00% and a total risk- based capital ratio of 8.00% (both expressed as a percentage of risk-weighted assets, which includes off-balance sheet items), and a minimum tangible capital ratio of 1.50% of tangible assets, as defined by the OTS. The well-capitalized requirement for tier I core (leverage), tier I risk-based, and total risk-based ratios is 5.00%, 6.00%, and 10.00%, respectively. The Bank has consistently maintained all regulatory capital ratios at or above the well capitalized standards with tier I core (leverage) at 9.10%, tier I risk-based at 15.86%, total risk-based at 16.98%, and tangible at 9.10% at March 31, 2004.

New Accounting Pronouncements

     There were no new accounting pronouncements issued during the period which would affect the Company.

Forward-Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the Treasury Department and the Federal Reserve Board, the quality or composition of the loan or security portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

     Except as required by applicable law and regulation, the Company does not undertake—and specifically disclaims any obligation—to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
GA FINANCIAL, INC.

     Management is responsible for monitoring and limiting the Company’s exposure to interest rate risk within established guidelines while maximizing net interest income. The Company will continue to monitor its interest rate sensitivity with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates.

     The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Company’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of Director approved guidelines. Through such management, the Company monitors its interest rate risk and seeks to reduce the vulnerability of its operations to changes in interest rates. The Company’s Board of Directors has established an Asset/Liability Management Committee,which meets at least on a quarterly basis and is responsible for reviewing the Company’s asset/liability policies, interest rate risk position, and liquidity. The Asset Liability Management Committee reviews trends in interest rates, the financial position of the Company, the Company’s actual performance to budgeted performance, the Company’s interest rate position as measured by changes in its net interest income and net portfolio value under certain interest rate scenarios,and the projected impact of such interest rate scenarios on its earnings and capital. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

     In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) purchasing adjustable interest rate and shorter term fixed-rate mortgage-backed and related securities; (2) investing in shorter term fixed-rate corporate debt and government agency bonds or in such types of bonds with adjustable interest rates; (3) originating shorter term and adjustable interest rate commercial, residential mortgage, and consumer loan products; and (4) emphasizing lower cost transaction deposits. To manage the interest rate risk of the Company, the Board of Directors has also established parameters relating to the types of loans the Company may originate/purchase and securities in which the Company may invest and parameters relating to the types of deposits which may be offered by the Company and rates which may be paid on such deposits.

     Market risk is the risk of losses resulting from adverse changes in market pricing and rates. The Company’s market risk is primarily its interest rate risk associated with its investing, lending, deposit, and borrowing activities. Interest rate risk arises when interest rates on assets change in a different time period or in a different proportion from that of liabilities. Management actively monitors its interest rate sensitivity position with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Interest rate risk is considered by management to be the Company’s most significant market risk that could materially impact the Company’s financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES
GA FINANCIAL, INC.

     The Company’s management, including the Company’s principal executive officer and principal accounting and financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as amended. Based upon their evaluation, the principal executive officer and principal accounting and financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal accounting and financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION
GA FINANCIAL, INC.

ITEM 1. LEGAL PROCEEDINGS

     The Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, after consultation with legal counsel, the resolution of these claims will not have a material adverse effect on the Company’s financial position, liquidity, or results of operations.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

2.1	Agreement of Plan of Merger among First Commonwealth Financial Corporation, First Commonwealth Bank, GA Financial, Inc. and Great American Federal Savings and Loan Association, dated December 11, 2003.(1)
3.1	Certificate of Incorporation of GA Financial, Inc.(2)
3.2	Amended Bylaws of GA Financial, Inc.(3)
4.0	Stock Certificate of GA Financial, Inc.(2)
11.0	Computation of Earnings per Share. This is incorporated by reference to “Note 6. Earnings Per Share” of the Notes to the Consolidated Financial Statements.
31.1	Rule 13a-14(a)/15(d)-14(a) Chief Executive Officer Certification (filed herewith).
31.2	Rule 13a-14(a)/15(d)-14(a) Chief Financial Officer Certification (filed herewith).
32.1	Certification Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

1	Incorporated by reference into this document from the Current Report on Form 8-K filed by First Commonwealth Financial Corporation (File No. O-11242) on December 16, 2003, as Exhibit 2.1.

2	Incorporated by reference into this document from the Exhibits to Form S-1. Registration Statement, filed on December 21, 1995, as amended, Registration No. 33-80715.

3	Incorporated by reference into this document from the Company’s Form 10-Q filed on November 15, 1999.

(b) Reports on Form 8-K:

During the first quarter of 2004 the Company filed or furnished the following Current Report on Form 8-K.

(1)	A report filed February 2, 2004 which included, under Items 7 and 12, the Company’s press release announcing financial results for the quarter ended and year ended December 31, 2003.

SIGNATURES
GA FINANCIAL, INC.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	May 7, 2004

GA Financial,Inc.

(Registrant)

By	/s/ John M. Kish

John M. Kish
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By	/s/ James V. Dionise

James V. Dionise
Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)